Form 10-Q
period 2013-09-30
Soellingen Advisory Group, Inc.
filed 2013-11-13
CIK 1574946

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-189007

SOELLINGEN ADVISORY GROUP, INC.
(Name of small business issuer in its charter)

Florida
(State or other jurisdiction of incorporation or organization)

90-0954373
(I.R.S. Employer Identification No.)

777 South Flagler Drive, Suite 800, West Palm Beach FL  33401
 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (561) 214-4832

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐     Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of October 28, 2013 was 20,434,000.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements	3

	Condensed Balance Sheets for the periods ending September 30, 2013 (unaudited) and April 30, 2013 (audited).	3

	Condensed Statements of Operations for the three months ended September 30, 2013 and the period March 28, 2013 (date of inception) through September 30, 2013 (unaudited).	4

.	Condensed Statements of Change in Shareholders’ Equity for the period March 28, 2013 (date of inception) through September 30, 2013 (unaudited)	5

	Condensed Statements of Cash Flows for the period March 28, 2013 (date of inception) through September 30, 2013 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures.	18

Part II. Other Information.

Item 1.	Legal Proceedings.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	20

Signatures		21

Part I.  Financial Information

Item 1.  Financial Statements.

Soellingen Advisory Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30	April 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$16,720	$11,700
Accounts receivable	56,350	---
Prepaid expense	103,525	183,150
Total current assets	176,595	194,850

Non-current assets
Deposits	1,000	---
Investment in equity securities – held-for-trade	37,500	---
Total non-current assets	38,500	---

TOTAL ASSETS	$215,095	$194,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$242	$334
Accrued interest	9,101	1,665
Notes payable – related party	1,000	---
Notes payable	159,800	199,800
Total Current Liabilities	170,143	201,799

TOTAL LIABILITIES	170,143	201,799

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders’ Equity
Common stock: 500,000,000 authorized, $0.0001 par value
20,434,000 and 20,414,000 shares issued and outstanding, respectively	2,043	2,041
Additional paid in capital	37,757	22,759
Subscription receivable	---	(1,100)
Accumulated equity (deficit) during development stage	5,152	(30,649)
Total Stockholders’ Equity	44,952	(6,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,095	$194,850

The accompanying notes are an integral part of the unaudited condensed financial statements

Soellingen Advisory Group, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended	March 28, 2013 (inception) through
	September 30,	September 30,
	2013	2013
	(unaudited)	(unaudited)

Revenues	$82,500	$102,000

Operating Expenses
Stock based compensation	---	1,950
Professional fees	51,950	115,950
Selling, general and administrative expenses	7,779	9,847
Total operating expenses	59,729	127,747

Net Income (Loss) from operations	22,771	(25,747)

Other income (expense)
Interest expense	(4,084)	(9,101)
Referral income	---	40,000
Income taxes	---	---

Net Income	$18,687	$5,152

Basic and diluted income (loss) per share	$0.00

Weighted average number of shares outstanding	20,414,435

The accompanying notes are an integral part of the unaudited condensed financial statements

Soellingen Advisory Group, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity
From March 28, 2013 (inception) to September 30, 2013

				Additional
	Common Stock			Paid in	Accumulated
	Shares	Amount		Capital	Equity	Total

Balance at March 28, 2013	---	$	---	$ ---	$ ---	$	---

Issued 19.5 million shares of common stock to certain officers and directors for services at par $0.0001, April 5, 2013	19,500,000		1,950	---	---		1,950

Sale of 914,000 shares of common stock for cash to various investors per subscription at $0.025 per share, April 10, 2013	914,000		91	22,759	---		22,850

Sale of 20,000 shares of common stock for cash to an unrelated party per subscription at $0.75 per share, September 28, 2013	20,000		2	14,998	---		15,000

Net income	---		---	---	5,152		5,152

Balance, September 30, 2013	20,434,000		$2,043	$37,757	$5,152		$44,952

The accompanying notes are an integral part of the unaudited condensed financial statements

Soellingen Advisory Group, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows

March 28, 2013
(inception)
through
September 30,
2013
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,152
Adjustments to reconcile net income to net cash used in operations:
Stock issued for services	1.950

Change in assets and liabilities:
Increase in accounts receivable	(56,350)
Increase in prepaid expense	(103,525)
Increase in deposits	(1,000)
Increase in accounts payable	242
Note payable issued for services	159,800
Increase in accrued interest	9,101
Net Cash provided by (used in) operating activities	15,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity securities – held-for-trade	(37,500)
Net Cash used in Investing Activities	(37,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	1,000
Proceeds from equity issuances	37,850
Net Cash provided by financing activities	38,850

Net change in cash and cash equivalents	16,720

Cash and cash equivalents
Beginning of period	---
End of period	$16,720

Supplemental cash flow information
Cash paid for interest	$ ---
Cash paid for taxes	$ ---

Supplemental non-cash transactions:
Stock issued for services	$1,950
Note payable issued for services	$159,800

The accompanying notes are an integral part of the unaudited condensed financial statements

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2013
(Unaudited)

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

The Company was incorporated in the State of Florida as a for-profit Company on March 28, 2013.  It is a development stage company in accordance with FASB ASC 915, Development Stage Entities. The Company was formed to provide consulting services to the environmental technologies industry.  The environmental technologies industry is subject to constant change due to market trends, thereby making it extremely competitive. The environmental technologies industry is complex, because several segments are regulated by both federal and state governments. SAGI’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by SAGI, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

The Company is headquartered in West Palm Beach, Florida.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2013
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $16,720 at September 30, 2013.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2013
(Unaudited)

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company follows ASC 605, Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives revenue from consulting arrangements with clients.  Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the period ending September 30, 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2013.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2013
(Unaudited)

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2013.  As of September 30, 2013, the Company had no dilutive potential common shares.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the period ending September 30, 2013 totaled $1,950.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2013
(Unaudited)

NOTE 4. INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company has not recorded any provisions for income taxes, as there are off-setting accelerated tax treatments to assets, which would result in a net operating loss for income tax purposes. The resulting income tax net operating loss would produce a deferred income tax asset. Any deferred tax asset has been off-set by an equal valuation allowance.

The Company is not currently open to audit under the statute of limitations by the Internal Revenue Service for any years, as the Company has not completed its initial year.

NOTE 5. SHAREHOLDERS’ EQUITY

On March 28, 2013 the Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.

COMMON STOCK

On April 5, 2013 the Company issued 19,250,000 shares, par value $.0001, to David Haig, CEO and Director and 250,000 shares, par value $.0001, to Raymond Skaff, Director, in exchange for services totaling $1,950.

On April 10, 2013 the Company sold 914,000 shares to 40 shareholders via subscription at a value of $0.025 per share for cash totaling $22,850.

On September 28, 2013 the Company sold 20,000 shares to 1 shareholder via subscription at a value of $0.75 per share for cash totaling $15,000.

There were 20,434,000 shares of common stock issued and outstanding at September 30, 2013.

NOTE 6. RELATED PARTY TRANSACTIONS

EQUITY TRANSACTIONS

On April 5, 2013 the Company issued 19,250,000 shares to David Haig, CEO, CFO, Founder and Director and 250,000 shares to Raymond Skaff, Director, Founder and Vice President of Corporate Communications, for services in the amount of $1,950.

NOTE PAYABLE

On August 30, 2013, David Haig, CEO loaned the Company $1,000 with no stated interest rate, payment terms and is due on demand. Amounts due to related parties at September 30, 2013 totaled $1,000.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2013
(Unaudited)

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2013:

September 30, 2013
New Opportunity Business Solutions, Inc. (“NOBS”), a non related party for consulting services to the Company. SAGI is a client of New Opportunity Business Solutions, Inc and presently SAGI has made arrangements with New Opportunity Business Solutions to make reductions to the note in return for successful referrals of other clients that retain NOBS. The original amount of the note payable was $199,800. The note states a 10% interest rate. The note is as support for the consulting fee which was owed by SAGI but not paid as required. Accrued interest at September 30, 2013 was $9,101.	$159,800

Total notes payable	$159,800
Less current portion	(159,800)
Long-term portion	$--

NOTE 8. PREPAID EXPENSE

The Company entered into a consulting agreement with New Opportunity Business Solutions (“NOBS”), a non-related party, on April 1, 2013. NOBS is to provide consulting services related to the preparation of the S1 registration statement being filed with the Security and Exchange Commission. The contract is for a 12 month term. The amount of the contract is $199,800 due and payable in full on April 1, 2013. The Company will expense the contract over the 12 month term in the amount of $16,650 per month. As of September 30, 2013 the company has expensed 6 month or $99,900 and the prepaid balance was $99,900.

The Company has entered into an agreement for the development of a website. The amount prepaid for website development as of September 30, 2013 was $3,625.

The balance of prepaid expense at September 30, 2013 and April 30, 2013 is $103,525 and $183,150, respectively.

NOTE 9. INVESTMENTS

The Company was issued equity securities for services rendered. These investments are classified as held for trade and as non-current assets on the company’s balance sheet. The Company was issued 500,000 shares of common stock at $0.025 per share by Arrakis Mining Research, Inc. (AMRI) and 500,000 shares of common stock at $0.05 per share by Electric Vehicle Research Corporation (EVRC). The Company’s shares will be registered in AMRI and EVRC S1 registration statements to be filed with the Securities and Exchange Commission.

The amortized cost and fair value of these investments were as follows:

	September 30, 2013				April 30, 2013
	Cost or Amortized Cost	Net Unrealized Gain (Loss)		Fair Value	Cost or Amortized Cost		Net Unrealized Gain (Loss)		Fair Value

Total Equity	$37,500	$	---	$37,500	$	---	$	---	$	---

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending September 30, 2013
(Unaudited)

The changes in fair value of the investments were recorded as follows:

	Three Months Ended	March 28, 2013 (inception) through
	September 30,	April 30,
	2013	2013
Equity Securities
Fair value at beginning of period	$37,500	$ ---
Change in net unrealized gain (loss)	---	---
Fair value at end of period	$37,500	$ ---

The equity investments have been valued using level 3 inputs.

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2013.

NOTE 12. OTHER INCOME

The Company made arrangements with New Opportunity Business Solutions to make reductions to the note in return for successful referrals of other clients that retain New Opportunity Business Solutions.  As of September 30, 2013 the Company has made two successful referrals to New Opportunity Business Solutions resulting in $40,000 in referral fee income.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Soellingen Advisory Group, Inc. for the period ended September 30, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis or Plan of Operation contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Our Business Overview

SAGI, a Florida  corporation, (the "Company") provides consulting services primarily to independent business owners and other market participants located in California, the Southeast and Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of business operations. We have conducted our operations primarily in industry/incentive friendly regions of The United States of America.

Plan of Operation

Our plan of operation for the next twelve months will be to expand our client base. We market our consulting services to small and medium size businesses. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. SAGI currently has 4 clients (who desire that their identities remain confidential) under contract providing the company minimum monthly fees in excess of $15,000. SAGI provides corporate development consulting and international business development assistance for these companies looking to expand into international markets. The company’s experience and expertise includes: Finance, Marketing, Business Development, Project Management, Operations Management, Strategic & Business Planning and Media/Marketing. We do not have need for the purchase of any property or equipment at this time. SAGI will not have any significant changes in the current number of employees.

Our CEO has agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations. Pursuant to the agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. Thus far there has not been any need for funds provided by our CEO. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Consulting Relationship

New Opportunity Business Solutions, Inc., is a non-related entity that provides consulting services to our Company. SAGI is a client of New Opportunity Business Solutions, Inc and presently SAGI has made arrangements with New Opportunity Business Solutions to make reductions to the note in return for successful referrals of other clients that retain New Opportunity Business Solutions. The original amount of the note payable was $199,800. The note states a 10% interest rate. The note is as support for the consulting fee which was owed by SAGI but not paid as required. Accrued interest at September 30, 2013 was $9,101.

New Opportunity Business Solutions the Consultant shall serve generally, on a non-exclusive basis, as a corporate consultant. NOBS will prepare and assist with the filing of an S-1 Registration statement with the Securities Exchange Commission and any required amendments thereafter, prepare and assist with the filing of a 15c211 with the Financial Investment Regulatory Authority (FINRA) and any required amendments thereafter, and those other filings that shall, from time to time, be required, to successfully obtain a quotation of the Company's common shares on the OTC Bulletin Board and obtain trading thereupon. NOBS will also be responsible throughout the term for the timely preparation of financial statements, annual 10K and quarterly 10Q statements for review by a PCAOB accountant and the Company's SEC counsel, and assisting in timely EDGAR filing of 10K and 10Q's with the SEC.

The contract is for a 12 month term. The amount of the contract is $199,800 due and payable in full on April 1, 2013. The Company will expense the contract over the 12 month term in the amount of $16,650 per month. As of September 30, 2013 the company has expensed 6 month or $99,900 and the prepaid balance was $99,900.

12 Month Growth Strategy and Milestones

While a strategic and wisely executed marketing campaign is key to expanding our customer base; providing new, cutting-edge, innovative strategies developed and implemented for our clients, will provide a solid platform upon which our operations will continue to grow and deliver long-term success.

Note: The following milestones are based on the company's business development strategy following this registration statement becoming effective.

0-3 Months
•  Continue the execution of our consulting assignments for existing clients.
•  Complete design, development and implementation of Company's brand identity and website.
•  Produce marketing materials and explore online marketing options.
•  Research and determine future priority market opportunities

4-6 Months
•  Establish marketing and communications strategy.
•  Build business development and support team.
•     Create expanded growth and corporate development strategy for business expansion in certain U.S regions that have been identified as high-growth market opportunities for the company.
•  Implement a communication schedule for internal and external stakeholders in accordance with SEC guidelines and best practices.

10-12 Months
•  Establish initial points of presence in those international markets where the company is already conducting client assignments and operations.
•  Establish and maintain e-commerce database, earned media opportunities, traditional advertising contacts and social media methods.
•  Expand our client service offerings to include those services sought by existing and prospective client demands.
•     Any need for outside services in which we cannot provide will all be initially outsourced in order to cut costs by not having facilities in excess of our needs. The company will not attempt to establish relationships with providers of outsourcing services until the company will be able to utilize such services.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations and fully expect to fund these amounts from operations. There is however no guarantee that we will be able to fund out of operations. In that case our CEO has agreed to fund the projects.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K

Results of Operations for three months ended September 30, 2013

Revenues

Total Revenues were $82,500 for the three months ended September 30, 2013.  Total revenues were the result of the Company’s service agreements.  Under the terms of the service agreements the Company will provide consulting services for strategic business and financial planning. The Company invoices their respective clients monthly ranging from $3,000 to $6,500.  Each service agreements is for a twelve month period. The Company provided and earned consulting service fees for the period of $82,500.

Operating Expenses

Total Expenses. Total expenses for the three months ended September 30, 2013 was $63,813. Total expenses consisted of professional fees of $51,950; selling, general and administrative of $7,779; and, interest expense of $4,084. Total expenses were due to a consulting contract and legal fees associated with the S1 and incorporation fees.

Results of Operations for the period ending March 28, 2013 (inception) through September 30, 2013.

Revenues

Total Revenues were $102,000 for the period of March 28, 2013 (inception) through September 30, 2013.  Total revenues of $102,000 were due to the Company executing service agreements.  Under the terms of the service agreements the Company will provide consulting services for strategic business and financial planning. The Company invoices their respective clients monthly ranging from $3,000 to $6,500.  Each service agreements is for a twelve month period. The Company provided and earned consulting service fees for the period of $102,000.

The company’s “strategic business and financial planning” advisory services are designed to assist small and mid-sized businesses, predominantly those in the environmental technologies industries, with the expertise and experience required to expand into international or broader domestic markets. Specifically, Soellingen works with clients that have a successful local or regional operating business whose products, services and / or business model can be expanded into broader markets, but who don't necessarily possess the business acumen or contacts to do so on their own. In these cases, Soellingen provides its clients with such services as corporate and marketing strategies, international markets development, growth and operations management, financial modeling, business analysis (markets, competition etc.) and due diligence. Soellingen does not provide advisory services to individuals, dealing exclusively with business and corporate clients, and does not provide any financial, investment banking or other regulated services for which licenses are required.

Operating Expenses

Total expenses for the period of March 28, 2013 (inception) through September 30, 2013 were $136.847. Total expenses consisted of stock based compensation of $1,950; professional fees of $115,950; selling, general and administrative of $9,846 and interest expense of $9,101. Professional fess consisted of accounting expense of $3,500; legal expense of $10,550; management expense of $2,000 and consulting expense of $99,900 per the consulting contract with New Opportunity Business Solutions. Total expenses are primarily associated with the S1 registration statement.

Other Income

Total Referral income was $40,000 for the period March 28, 2013 (inception) through September 30, 2013. Total referral income resulted from referring new clients to New Opportunity Business Solutions. The Company has made arrangements with New Opportunity Business Solutions to make reductions to its note payable in return for successful referrals of other clients that retain New Opportunity Business Solutions. As of September 30, 2013 the Company has made two successful referrals to New Opportunity Business Solutions resulting in $40,00 in referral fees.

Financial Condition

Total Assets. Total assets were $215,095 and $194,850 at September 30, 2013 and April 30, 2013, respectively. Total assets consist of cash of $16,720 and $11,700, accounts receivable of $56,350 and $-0-, prepaid expense of $103,525 and $183,150, deposits of $1,000 and $-0-, and investment in equity securities held-for-trade of $37,500 and $-0-, respectively. Total assets were due to cash received via subscription agreements, telephone deposit, consulting contracts and receipt of common stock for services rendered.

Total Liabilities. Total liabilities were $170,143 and $201,799 at September 30, 2013 and April 30, 2013, respectively. Total liabilities consist of accounts payable of $242 and $334, notes payable of $159,800 and $199,800, note payable – related party of $1,000 and $-0-, and accrued interest of $9,101 and $1,665, respectively. Total liabilities were due to the promissory note related to a consulting contract, funds loaned by David Haig, CEO, and payables associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had minimal net income for the period ending September 30, 2013 of $18,687. The Company has minimal net income of $5,152 during the development stage, March 28, 2013 (inception) through September 30, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At September 30, 2013 we had working capital of $6,452. Our working capital is due to the results of operations.

Net cash provided by operating activities for the period ending September 30, 2013 was $15,370.

Net cash used in investment activities for the period ending September 30, 2013 was ($37,500). During the period ending September 30, 2013 the company received stock for consulting services rendered.

Net cash provided by financing activities for the period ending September 30, 2013 was $38,850. Net cash provided by financing activities is from the proceeds of stock sales and funds loaned to the Company by the CEO of $1,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2013.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)           Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of September 30, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were ineffective.

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2012 Annual Report on Form 10K.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 28, 2013 the Company sold 20,000 shares to 1 shareholder via subscription at a value of $0.75 per share for cash totaling $15,000.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Amended Articles of Incorporation filed with S-1 Registration Statement on May 31, 2013.	See Exhibit Key

		(3.2)	Bylaws filed with S-1 Registration Statement on May 31, 2013.	See Exhibit Key

	(10.0)	Material Contracts

		(10.1)	Consulting Agreement dated April 1, 2013 Filed with S-1 Registration Statement on May 31, 2013.	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)		XBRL Instance Document		Filed herewith
(101.SCH)		XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)		XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)		XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)		XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)		XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1           Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

3.2           Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

10.1         Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

14.0         Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOELLINGEN ADVISORY GROUP, INC.

Date: November 12, 2013	By:	/s/ David Haig
David Haig
Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Director