Form 10-K
period 2013-12-31
Soellingen Advisory Group, Inc.
filed 2014-03-28
CIK 1574946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 333-189007

Soellingen Advisory Group, Inc.
(Exact Name of Registrant as specified in its charter)

Florida	90-0954373
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

777 South Flagler Drive, Suite 800, West Palm Beach FL 33401	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 214-4832

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

20,609,066 as of March 19, 2014, per Transfer Agent, VStock Transfer, LLC, 77 Spruce Street, Ste. 201, Cedarhurst, NY 11516.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

SOELLINGEN ADVISORY GROUP, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2013

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Soellingen Advisory Group, Inc. for the year ended December 31, 2013 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business

Soellingen Advisory Group, Inc., a Florida corporation, (“SAGI” or the ”Company”) provides consulting services primarily to independent business owners and other market participants located in California, the Southeast and Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of business operations. We have conducted our operations primarily in industry/incentive friendly regions of The United States of America.

The Company's "strategic business and financial planning" advisory services are designed to assist small and mid-sized businesses, predominantly those in the environmental technologies industries, with the expertise and experience required to expand into international or broader domestic markets. Specifically, Soellingen works with clients that have a successful local or regional operating business whose products, services and / or business model can be expanded into broader markets, but who don't necessarily possess the business acumen or contacts to do so on their own. In these cases, Soellingen provides its clients with such services as corporate and marketing strategies, international markets development, growth and operations management, financial modeling, business analysis (markets, competition etc.) and due diligence. Soellingen does not provide advisory services to individuals, dealing exclusively with business and corporate clients, and does not provide any financial, investment banking or other regulated services for which licenses are required.

We have conducted marketing and sales activities to take advantage of opportunities related to time, location and quality of various consulting projects.

We currently conduct our marketing operations primarily in Industry/Incentive friendly regions of The United States of America.

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

Marketing Plan

SAGI has developed a multi-pronged, targeted marketing program aimed at informing potential customers of the Company’s services.

Internet Promotions

SAGI will utilize its website and email database for both educational and promotional activities. We will promote all of our upcoming Company events such as workshops, seminars, business clubs, etc. and include testimonials from our client base. Our primary means of promoting the website is the registration with all major and most minor search engines, insuring that web users are directed to the site when they search for information regarding business consulting. Finally, the Company’s web address will be featured on all printed materials, including advertisements, stationary, etc. Our URL IS WWW.SOELLINGEN.COM, effective as of July 4, 2013.

Strategic Alliances

SAGI will gain a significant amount of leads through developing strategic alliance relationships with companies offering complimentary services and products to the small to medium size business markets. This will enable SAGI to market its services into the customer database of the partnering company leveraging the trust developed between the strategic partner and their customers.

Seminars & Workshops

SAGI will periodically conduct seminars and workshops to educate the marketplace on all products and services offered. This strategy is an effective and highly leveraged method to reach large portions of the market.

Several sectors of the environmental technologies industry is regulated by federal and state regulations. To provide the best service for a customer, the Company must develop a relationship with that customer. The Company must learn about the customer’s production goals and aspirations, and the Company must retain each customer’s past and current situation in a secure and responsible manner.

Industry Overview

Scores of other major companies have made consulting a core part of executive development. The belief is that, under the right circumstances, one-on-one interaction with an objective third party can provide a focus that other forms of organizational support simply cannot. A sampling of the top management consulting firms are but not limited to:

NAME OF FIRM	Location of Corporate Headquarters
McKinsey & Company	Greater New York City Area
The Boston Consulting Group, Inc.	Greater Boston Area
Bain & Company	Greater Boston Area
Booz & Company	Washington DC Metro Area
Monitor Group	Greater Boston Area
Oliver Wyman	Greater New York City Area
Accenture	Greater Chicago Area
Towers Watson	Greater Philadelphia Area
AlixPartners, LLP	Greater Detroit Area
A.T. Kearney	Greater Chicago Area

Strategy for growth

In addition to our consulting services which provide assistance to client companies with operations management, international expansion strategy, and marketing, once our business model is established, the primary strategy for growth will be through duplication of the business model in states with large concentrations of technology businesses and/or other industry specific benefits as well as acquisition of currently operating managing consulting companies.

Our Business Model

SAGI’s model is based on a vision of expanding its current consulting service, while at the same time; offering a new complementary service consisting of assisting small to medium-sized companies to gain knowledge of international market opportunities and expansion strategies. This complementary service shall be provided through an introduction to our strategic alliance partners. Our primary objective will be for SAGI to provide business and corporate development consulting while at the same time introducing our client to strategic alliance partners who will then counsel them through various capital funding strategies.

The Company's "strategic business and financial planning" advisory services are designed to assist small and mid-sized businesses, predominantly those in the environmental technologies industries, with the expertise and experience required to expand into international or broader domestic markets. Specifically, Soellingen works with clients that have a successful local or regional operating business whose products, services and / or business model can be expanded into broader markets, but who don't necessarily possess the business acumen or contacts to do so on their own. In these cases, Soellingen provides its clients with such services as corporate and marketing strategies, international markets development, growth and operations management, financial modeling, business analysis (markets, competition etc.) and due diligence. Soellingen does not provide advisory services to individuals, dealing exclusively with business and corporate clients, and does not provide any financial, investment banking or other regulated services for which licenses are required.

Initially SAGI will penetrate markets in states such as Florida, New York, California, Texas, Colorado, Georgia and the U.S Midwest, where capital and benefits incentives, as well as, a built-in industry establishment will facilitate our efforts and minimize the need for additional operational infrastructure.

Building the SAGI Infrastructure

The operational infrastructure of SAGI is already in place. However, the capacity to support future growth will be limited by the number of consultants within the consulting firm. SAGI will look to acquire other independent firms and/or consulting professionals to expand its consulting capacity accordingly. The Company is not a blank-check company and was not formed for the purposes of a reverse merger or any other like transaction. The Company does now and will continue to operate as an advisory company, on a fee-based compensation basis, for independent clients requiring our expertise, experience and international contact networks. Any acquisitions that the Company may make in the future, would be of companies similar in nature to our own, operating in similar or complementary industry segments or geographic location; that would provide Soellingen with new growth opportunities or competitive advantage. The majority of the current consulting duties will initially be the responsibility of current senior management; however, as the Company implements its strategic growth plan, additions to the management team and growth in the operating structure will be required.

Expand To New Geographic Markets

While the near-term focus of SAGI management will be to grow its customer base in its local markets, the Company also intends to expand its market presence via an acquisition strategy of existing consulting firms. The “acquisition” growth strategy is now and will continue to be secondary to our primary “organic” growth strategy of obtaining individual clients.

Item 1A. Risk Factors

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

Our primary office is currently located at 777 South Flagler Drive, Suite 800, West Palm Beach, Florida, the offices of Mr. Haig, our CEO and President. Mr. Haig does not receive any remuneration for the use of his offices.

In November 2013 we expanded our operations, requiring an office located at 1785 Alta Vista Drive, Suite 103, Ottawa Ontario. Our five (5) year lease is for 2,356 square feet of office space.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine safety disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market for common stock

There is presently no public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale

Holders

As of March 19, 2014 there were 48 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2013 in our Reports on Form 10-Q or Form 8-K, as applicable.

Item 6. Selected Financial Data

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Our Business Overview

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

Note: The following milestones are based on the Company's business development strategy following this registration statement becoming effective.

0-3 Months	●	Continue the execution of our consulting assignments for existing clients.
	●	Complete design, development and implementation of Company's brand identity and website.
	●	Produce marketing materials and explore online marketing options.
	●	Research and determine future priority market opportunities
4-6 Months	●	Establish marketing and communications strategy.
	●	Build business development and support team.
	●	Create expanded growth and corporate development strategy for business expansion in certain U.S regions that have been identified as high-growth market opportunities for the Company.
	●	Implement a communication schedule for internal and external stakeholders in accordance with SEC guidelines and best practices.
10-12 Months	●	Establish initial points of presence in those international markets where the Company is already conducting client assignments and operations.
	●	Establish and maintain e-commerce database, earned media opportunities, traditional advertising contacts and social media methods.
	●	Expand our client service offerings to include those services sought by existing and prospective client demands.
	●	Any need for outside services in which we cannot provide will all be initially outsourced in order to cut costs by not having facilities in excess of our needs. The Company will not attempt to establish relationships with providers of outsourcing services until the Company will be able to utilize such services.

We therefore expect to incur the following costs in the next 12 months in connection with our business operations and fully expect to fund these amounts from operations. There is however no guarantee that we will be able to fund out of operations. In that case our CEO has agreed to fund the projects.

Critical Accounting Policies
We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Soellingen Advisory Group, Inc., and its wholly owned subsidiaries, Soellingen Canada, Inc., a Canadian subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments - The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Results of Operations for the period March 28, 2013 (date of inception) through December 31, 2013

Revenues

Revenues were $321,500 for the period March 28, 2013 (date of inception) through December 31, 2013. Total revenues were the result of the Company’s service agreements. Under the terms of the service agreements the Company will provide consulting services for strategic business and financial planning. The Company invoices their respective clients monthly ranging from $3,000 to $6,500. Each service agreement is for a twelve month period. The Company provided and earned consulting service fees for the period of $261,500.

Additionally, we recognized referral income, in the amount of $60,000 for the period March 28, 2013 (inception) through December 31, 2013. Total referral income resulted from referring new clients to New Opportunity Business Solutions, a debt holder. The Company has made arrangements with New Opportunity Business Solutions to make reductions to its note payable in return for successful referrals of entities that retain the services of New Opportunity Business Solutions. As of December 31, 2013 the Company has made three successful referrals to New Opportunity Business Solutions resulting in $60,000 in referral fees, a reduction in our debt obligation.

Operating Expenses

Total expenses for the period March 28, 2013 (date of inception) through December 31, 2013 was $241,838. Total expenses consisted of professional fees of $202,352, of which $181,552 was for consulting; selling and marketing expenses totaled $19,947; and general and administrative of $19,539. Significant expenses were incurred due to a consulting contract and legal fees associated with the S1 and incorporation fees.

Other Income and Expenses

For the period March 28, 2013 (date of inception) through December 31, 2013, other expenses were primarily interest expense, in the amount of $12,886. We recognized a loss on the extinguishment of payables, in the amount of $29, as we satisfied our obligation through exchange of common stock, with a fair market value in excess of the retired payable. Income taxes were calculated on our net income from operations, totaling $25,200. During the period we recorded temporary effects, not realized, from foreign exchange (gain of $191) and a valuation adjustment on our marketable securities (loss of $4,800), included in other comprehensive income (loss).

Financial Condition

Total assets were $312,606 at December 31, 2013. The increase in total assets was primarily due to accounts receivables and marketable equity securities available for sale, which amounted to approximately $234,000 or 75% of total assets. Total liabilities were $179,568 as of December 31, 2013, all of which was currently due or on demand. Total liabilities include a promissory note, payable upon demand, related to a consulting contract associated with the preparation of the S1 registration statement. The balance on the promissory note was $99,750 or 56% of all liabilities. Working capital, defined by current assets less current liabilities, was $112,126 as of December 31, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had minimal net income for the period March 28, 2013 (inception) through December 31, 2013, of $41,547. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At December 31, 2013 we had working capital of $112,126. Our working capital is due to the results of operations and proceeds from sales of our common stock, in the amount of $45,100.

Net cash used in operating activities for the year ended December 31, 2013 was $28,681. Net cash used in investment activities for the year ended December 31, 2013 was $10,471. Net cash provided by financing activities for the year ended December 31, 2013 was $38,850. Net cash provided by financing activities is from the proceeds of stock sales of $45,100.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2013.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management, including our Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

Material weaknesses identified by management included: lack of an audit committee and audit committee financial expert; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Change in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors other than those specified above that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
David Haig	42	CEO & President, Director
Raymond Skaff	51	Vice President, Corporate Communications Director
William D. Webb, Jr.	54	Chief Financial Officer

Background of Executive Officers and Directors

David Haig - For the last 20 years, David has been a leader, program manager and consultant in a wide variety of positions where program-development, project-management, innovation and leadership ability were critical. His principal areas of effectiveness are planning and operations, problem solving, resource (people, finance, material and knowledge) management and development, project management, team building, and strategic partnering. As a strategic-planning and operations-oriented executive, David developed expertise in planning, executing and controlling complex projects spanning several continents. He also has extensive hands-on expertise in strategy formulation, resource planning and budgeting, business planning, corporate finance, integrated knowledge-management systems, performance management, system dynamics and International project development.

Following university, where David studied corporate finance, economics and management information systems, he was primarily engaged in the direct funding and raising of investment and venture capital for US-based internet and dotcom companies. During this time, he also served in various advisory roles, assisting start-up and mid-sized companies with corporate and strategic planning, structuring complex financial transactions, and managing financial operations.

In 2000, following a series of successful merger & acquisition transactions and strategic sales, he partnered with colleagues to create a private equity company, Westingdale Limited, of which he served as Managing Director between 2007-2012, that expanded to include a niche corporate and financial advisory practice. During the next 13 years, David had the opportunity of serving as a strategic corporate advisor to many, early and mature stage, public and private companies, with revenues ranging from NIL to $115.0 million annually. As well, he directly managed and participated in nearly two dozen financing transactions and served in a number of interim executive positions for client companies, including CFO and CEO.

Positions held by David have included: Interim CFO, Oceanus Communications Inc. (1998-2000), a Canadian software company engaged in the development of video games and MMPG (massively multiplayer online game) technology; Vice-President, Corporate Development, Bio-Fertilis, Inc. (2008-2009) and Interim President and CEO, Bio-Fertilis, Inc. (2009-2011), an organic fertilizer company; Special Advisor to the CEO, Pure Energy Visions Corp. (2012), a rechargeable battery and wire-free charging technology company; and Special Advisor to the CEO, AgriMarine Holdings Inc. (2011-2012) (TSX-V:FSH), an international company engaged in sustainable aquaculture technology and fish farming. In addition to private sector business experience, David has served as an economic advisor and consultant for several foreign governments and governmental agencies, as well as a Business Planning Officer and Senior International Affairs Advisor for the Government of Canada.

David brings to Soellingen a 15-year history and track record of practical management experience, leading functional teams as well as company-wide operations, including direct responsibility for departmental and organizational P&L, oversight and management of teams in excess of 50 persons, start-up management and entrepreneurial experience, a broad international contact base, and clear understanding and knowledge of the public markets. David has previously and continues to present to international business symposia and frequently participates in business strategy and policy conferences for both the public and private sectors in North America.

It is not Soellingen's business model nor are there any plans, currently or anticipated, for Mr. Haig to serve in interim executive positions for any of our client companies.

Further information is available at http:www/davidhaig.ca or LinkedIn (ca.linkedin.com/pub/david-haig/42/5b8/314/).

Ray Skaff - Ray Skaff, a graduate of the 1983 Radio & Television Arts Program at Algonquin College, has been a driving force behind successful multimillion-dollar partnerships, projects, and fundraising events for more than 25 years. His leadership experience is well established in the communications, commercial, and not-for-profit industry, including extensive expertise with diverse media and marketing platforms, business development, trends, and government & community agencies. Ray has also built an impressive track record of increasing awareness, impressions, and branding at the same time as decreasing costs and enhancing operational efficiencies. He demonstrates superior oral and written communications skills, along with ability to thrive in high-stress, demanding environments.

Ray’s extensive tenure includes 20 years as Station Manager at Rogers Communications Ottawa, Director of Programming for the Cable Public Affairs Channel, and National Manager of Captioning Services at Rogers. Since 2010, Ray’s consulting company has provided exceptional professional services to various non-profit organizations and businesses to deliver a coordinated approach to analyzing and executing the project, develop marketing, public relations, and/or business plan that support the client’s goals. Also currently serves as General Partner and Vice President for RGR Hospitality.

In 2007, Ray was one of the first inductees in the Algonquin College Media Hall of Fame in Ottawa, Canada. The award was created to recognize trailblazers and role models in the Media Industry – setting the highest of standards for those who hope to follow in their footsteps. Ray also played a significant role in defining the Television Broadcasting curriculum as Chair of the Algonquin College Advisory Board.

Ray is a founder of Soelligen Advisory Group and will serve as a Director and as its VP, Corporate Communications & Marketing. He is continually recognized as a forward-thinking strategist who identifies and capitalizes on operational, procedural, programming, and business practices to positively impact an organization’s image, brand, and effect on the community. Ray consistently demonstrates a passion for his work and a commitment to performance excellence.

William D. Webb, Jr. has over 28 years of experience in financial services sector as well as independent consulting. During this time he has built retail financial services operations from the ground up by employing his problem solving skills, seeking innovation, and utilizing his signature pragmatism He currently works with small to mid-sized financial services firms that conduct business in mergers and acquisitions, advisory services, institutional brokerage services, among others.

From the years 2012 - 2014, Mr. Webb's positions include acting as a consultant and outsourced financial principal both for Regulatory Compliance, ILC and independently. He was the Chief Financial Officer for Allstate Financial Services, ILC from 2001 to 2012, where he built an operation with a sales force exceeding 10,000 registered representatives, as well as Treasurer for an SEC Registered Investment Adviser, and Treasurer for Allstate Distributors, lLC, a wholesale operation that marketed Allstate's proprietary financials service products. He has also served as Chief Compliance Officer for First Trust, a Unit Investment Trust distributor with over $8 billion of assets under management. From 1990 to 1999 Mr. Webb served as a Branch Chief for Broker- Dealer Examinations with the Securities and Exchange Commission in its Los Angeles office where he worked on several high profile cases including the Orange County Bankruptcy.

Mr. Webb has proven skills in strategy and execution management, business analysis, project management, financial reporting and capital management, including budgeting, forecasting and projections. In addition, William has worked in the accounting department for a Fortune 50 Corporation and is vastly familiar with pubic reporting company issues and managing separate regulatory reporting issues with affiliated entities. William managed and coordinated multiple team; with myriad competing corporate departments to achieve consensus and to align the greater corporate goals with any given project.

Legal Proceedings

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of our non employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2013, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

SUMMARY COMPENSATION TABLE

(a) Name and principal	(b)	(c) Salary	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i)(2) All other compen- sation	(j) Total
position (1)	Year	($)	($)	($)	($)	($)	($)	($)	($)
David Haig , President, CEO	2013	-0-	-0-	-0-	-0-	-0-	-0-	1,925	1,925
Raymond Skaff, Vice President, Corporate Communications	2013	-0-	-0-	-0-	-0-	-0-	-0-	25	25
William D. Webb, Jr, CFO	2013

(1) There is no employment contract with Mr. Haig and Mr. Skaff at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2) In April 2013 the Company issued our CEO 19,250,000 shares of common stock at par $0.0001 for services totaling $1,925.

In April 2013 the Company issued our Vice President, Corporate Communications 250,000 shares of common stock at par $0.0001 for services totaling $25. The amount of value for the services of Mr. Haig and Mr. Skaff were determined by agreement for shares in which each received as founders for (1) control (2) willingness to serve on the Board of Directors and (3) participation in the foundational days of the corporation. The amount received by each is not reflective to the true value of the contributed efforts by either Mr. Haig or Mr. Skaff and was arbitrarily determined by the Company.

Mr. Haig and Mr. Skaff have expended several months of time and expense in preparing the business for launch, including but not limited to, marketing, client acquisition, establishing our network, forming strategic alliances, raising capital, and formulating strategy.

(3) The restricted stock was valued at the last trade price on the day of issuance in accordance with ASC 718.

Director Compensation

(a)	(b) Fees Earned or Paid in Cash	(c) Stock Awards	(d) Option Awards	(e) Non-Equity Incentive Plan Compensation	(f) Nonqualified Deferred Compensation Earnings	(g)(2) All Other Compensation	(h) Total
Name	($)	($)	($)	($)	($)	($)	($)
David J. Haig	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Raymond Skaff	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation Committee Interlocks and Insider Participation

Currently, our Board of Directors consists of Mr. Haig and Mr. Skaff. We are not actively seeking additional board members at this time. At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	David Haig	19,250,000	94.30%
Common Stock	Raymond Skaff	250,000	1.22
Common Stock	All Executive Officers and Directors as a Group (1)	19,500,000	95.52%

(1)	The percentages are based on a total of 20,414,000 shares of common stock issued and outstanding as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

In April 2013 the Company issued our CEO 19,250,000 shares of common stock at par $0.0001 for services totaling $1,925.

In April 2013 the Company issued our Vice President, Corporate Communications 250,000 shares of common stock at par $0.0001 for services totaling $25.

Mr. Haig and Mr. Skaff have expended several months of time and expense in preparing the business for launch, including but not limited to, marketing, client acquisition, establishing our network, forming strategic alliances, raising capital, and formulating strategy.

In April 2013 the Company issued 40,000 shares of common stock at $0.025 to 6489125 Canada Corp., a corporation controlled by Raymond Skaff, our Vice President, Corporate Communications for USD $1000.00.

In April 2013 the Company issued 12,000 shares of common stock at $0.025 for USD $300.00 to Karen Haig, the spouse of our CEO.

Our offices are currently located at 777 South Flagler Drive, Suite 800, West Palm Beach, Florida, the offices of Mr. Haig, our CEO and President. Mr. Haig does not receive any remuneration for the use of his offices.

Promoter
The Company does not have any promoters other than our CEO, David Haig.

Future Transactions
Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our board of directors.

Director Independence
We do not presently have any independent directors. We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company. Our Board of Directors is comprised of our President and CEO, David Haig and Raymond Skaff, Vice President of Corporate Communications. Mr. Haig is currently majority shareholder of the Company’s common equity. We intend to seek additional independent members for our board of directors when the market conditions improve and we are able to provide compensation for our board of director members.

Item 14. Principal Accounting Fees and Services

	2013	2012
Audit fees	4,500	---
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors, which consists of our sole director only.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Amended Articles of Incorporation filed with S-1 Registration Statement on May 31, 2013.	See Exhibit Key

	(3.2)	Bylaws filed with S-1 Registration Statement on May 31, 2013.	See Exhibit Key

(10.0)	Material Contracts

	(10.1)	Consulting Agreement dated April 1, 2013 Filed with S-1 Registration Statement on May 31, 2013.	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial statements

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.2)	Certification of Chief Financial Office pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOELLINGEN ADVISORY GROUP, INC.

Name	Title	Date
/s/ David Haig	Principal Executive Officer, Director	March 27, 2014

/s/ William D. Webb, Jr.	Principal Accounting Officer, Chief Financial Officer,	March 27, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Messineo & Co., CPAs LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Soellingen Advisory Group, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of Soellingen Advisory Group, Inc. as of December 31, 2013 and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the period March 28, 2013 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soellingen Advisory Group, Inc. as of December 31, 2013 and the results of its consolidated operations and its cash flows for the period March 28, 2013 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no history of sustained revenues and earnings, negative cash flow from operating activities and will require additional funding for continuing the development of mar. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs LLC
Clearwater, Florida
March 22, 2014

Soellingen Advisory Group, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$5,948
Accounts receivable, net of allowance for doubtful
accounts of $0	77,350
Marketable securities, available for sale	156,700
Prepaid and other current assets	51,696
Total Current Assets	291,694

Intangible assets, net of accumulated amortization of $0	10,471

Other assets	10,441

TOTAL ASSETS	$312,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,274
Accrued expenses	49,459
Due to related parties	27,085
Promissory note payable	99,750
Total Current Liabilities	179,568

TOTAL LIABILITIES	179,568

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.0001 par value
0 shares issued and outstanding	-
Common stock: 500,000,000 authorized; $0.0001 par value
20,509,066 shares issued and outstanding	2,051
Additional paid in capital	94,049
Accumulated other comprehensive loss	(4,609)
Retained earnings during development stage	41,547
Total Stockholders' Equity	133,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$312,606

See auditor's report and notes to the audited consolidated financial statements

Soellingen Advisory Group, Inc.
(A Development Stage Company)
Consolidated Statements of Operations For the period March 28, 2013 (date of inception) through December 31, 2013

Revenues	$321,500

Operating Expenses
Selling and marketing	19,947
Professional	202,352
General and administration	18,789
Total operating expenses	241,838

Net Income from operations	79,662

Other income (expense):
Interest expense	(12,886)
Loss on settlement of debt	(29)
Total other income (expense)	(12,915)

Net Income before taxes	66,747

Provision for income taxes	25,200

Net Income	$41,547

Other comprehensive income (loss)	(4,609)

Comprehensive Income	$36,938

Basic and dilutive loss per share	$0.00

Weighted average number of
shares outstanding	19,821,814

See auditor's report and notes to the audited consolidated financial statements

Soellingen Advisory Group, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
From March 28, 2013 (inception) to December 31, 2013

			Additional	Accumulated
	Common Stock		Paid in	Other	Retained
	Shares	Amount	Capital	Comprehensive	Earnings	Total

Balance at March 28, 2013	-	$-	$-	$-	$-

Issued 19.5 million shares of common stock to certain officers and directors for services at par $0.0001, April 5, 2013	19,500,000	1,950	-	-		1,950

Sale of 914,000 shares of common stock for cash to various investors per subscription at $0.025 per share, April 10, 2013	914,000	91	22,759	-		22,850

Sale of 20,000 shares of common stock for cash to an unrelated party per subscription at $0.75 per share, September 28, 2013	20,000	2	14,998	-		15,000

Sale of 3,000 shares of common stock for cash to an related party per subscription at $0.75 per share, November 20, 2013	3,000	1	2,249	-		2,250

Sale of 6,666 shares of common stock for cash to an unrelated party per subscription at $0.75 per share, December 31, 2013	6,666	1	4,998	-		5,000

Issuance of common stock in exchange accounts payables at $.75 per share, November 2013	12,000	1	8,999	-		9,000

Issuance of common stock in payment of promissory note payable at $.75 per share, December 31, 2013	53,400	5	40,045	-		40,050

Net income	-	-	-	(4,609)	41,547	36,938

Balance, December 31, 2013	20,509,066	$2,051	$94,049	$(4,609)	$41,547	$133,038

See auditor's report and notes to the audited consolidated financial statements

Soellingen Advisory Group, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows For the period March 28, 2013 (date of inception) through December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,547
Other Comprehensive income (loss):
Foreign currency translation gain (loss)	191
Unrealized gain (loss) on marketable securities	(4,800)
Comprehensive net income	36,938

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	1,950
Amortization of deferred contract arrangement	149,850
Amortization of rent contract	1,835
(Gain) Loss on settlement of debt	29
Debt settlement in exchange for service	(60,000)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(77,350)
Marketable securities	(156,700)
Prepaid expenses and other assets	(14,022)
Increase (decrease) in operating liabilities:	-
Accounts payable	12,245
Accrued expenses	49,459
Related party advances	27,085
Total adjustments	(65,619)
Net Cash Provided By (Used in) Operating Activities	(28,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible property	(10,471)
Net Cash (Used in) Investing Activities	(10,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	45,100
Net Cash Provided By (Used in) Financing Activities	45,100

Net increase (decrease) in cash and cash equivalents	5,948
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$5,948

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-

Non-cash transactions:
Stock issued in fulfillment of accounts payable	$8,971
Exchanged debt for common shares	$40,050
Deferred contractual obligation in form of note	$199,800

See auditor's report and notes to the audited consolidated financial statements

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD MARCH 28, 2013 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

NOTE 1. NATURE OF BUSINESS

Soellingen Advisory Group, Inc. (“The Company” or “SAGI”) was incorporated in the State of Florida as a for-profit Company on March 28, 2013.  It is a development stage company in accordance with FASB ASC 915, Development Stage Entities.   The Company was formed to provide consulting services to the environmental technologies industry.  The environmental technologies industry is subject to constant change due to market trends, thereby making it extremely competitive. The environmental technologies industry is complex, because several segments are regulated by both federal and state governments. SAGI’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by SAGI, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

The Company is headquartered in West Palm Beach, Florida.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses, valuation of goodwill, fair value of other real estate owned and fair value of financial instruments. In connection with the determination of the allowance for loan losses, management utilizes the work of professional appraisers for significant properties.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating and required capital expenditures until it becomes profitable to on an ongoing basis.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional qualified personnel and capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses and capital requirements.  However, management cannot provide any assurance that the Company will be successful in accomplishing its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain continued profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

DEVELOPMENT STAGE COMPANY
The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced or has not generated significant revenues.  All losses, if any, are accumulated since inception have been considered as part of the Company's development stage activities.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013
(AUDITED)

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Soellingen Advisory Group, Inc., and its wholly owned Canadian subsidiary, Soellingen (Canada) Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION AND USE OF ESTIMATES
The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimate include collectability of accounts receivable and allowances thereon, valuation of marketable securities, intangible asset lives and valuations of stock based compensation. Actual results could differ from those estimates.

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

RELATED PARTIES
The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  Related party transactions are summarized in Note 7.

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

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013
(AUDITED)

	As of December 31, 2013 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available for sale	$156,700	-	-	$156,700	$156,700
Total	$156,700	-	-	$156,700	$156,700

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $5,948 at December 31, 2013.

ACCOUNTS RECEIVABLE
The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and cash and cash equivalents.

Concentration of credit risk with respect to trade receivables is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company may maintain bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2013.

INTANGIBLE ASSETS
The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets.  Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement.  Intangible assets consist of website development cost. In accordance with ASC 350-40-25, costs were expensed in planning and capitalized during development. Our website was launched at year end and no amortization was recognized in the period March 31, 2013 (date of inception) through December 31, 2013.  The balance at December 31, 2013 was $10,471.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013
(AUDITED)

IMPAIRMENT OF LONG- LIVED ASSETS
The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets.

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

ADVERTISING
Advertising costs are expensed as incurred.  Advertising costs were incurred, in the amount of $2,992, for the period May 28, 2013 (date of inception) through December 31, 2013.

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

Share-based expense for the period May 28, 2013 (date of inception) through December 31, 2013 totaled $1,950.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $-0- in research and development costs for the period May 28, 2013 (date of inception) through December 31, 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2013.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013
(AUDITED)

FOREIGN CURRENCY TRANSLATIONS
The Company’s functional and reporting currency is the U.S. dollar. We own a subsidiary in Canada; transactions are made at the subsidiary level in both US and Canadian currency.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Fixed assets and equity transactions at historical exchange rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

Unrealized exchange gains, in the amount of $191, were recorded during the period November 8, 2013 (date of subsidiary inception) through December 31, 2013.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2013.  As of December 31, 2013, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS
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

NOTE 3. INVESTMENTS IN MARKETABLE SECURITIES

The Company was issued equity securities for services rendered.  All investments are available for sale, or in the instances of restricted stock issues, are considered to be eligible for registration within a six month period; therefore, these investments are classified as held for trade as current assets on the Company’s balance sheet.  The Company has received shares in companies either through contract or the acceptance of shares in exchange for contracted services.  The Company’s investment portfolio consists of publicly traded companies or early stage companies, in the process of registration.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013
(AUDITED)

The amortized cost and fair value of these investments were as follows:

	December 31, 2013
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Equity instruments	$161,500	$(4,800)	$156,700

The changes in fair value of the investments were recorded as follows:

March 28, 2013 (inception) through
December 31, 2013
Equity Securities
Fair value at beginning of period	$-
Equities received, at fair value	161,500
Equities sold	-
Change in net unrealized gain (loss)	(4,800)
Fair value at end of period	$156,700

The equity investments have been valued using level 3 inputs.

NOTE 4. PREPAID EXPENSE

The Company entered into a consulting agreement with New Opportunity Business Solutions (“NOBS”), a non-related party, on April 1, 2013.  NOBS is to provide consulting services related to the preparation of the S1 registration statement being filed with the Security and Exchange Commission.  The contract term is for a 12 month period with total compensation in the amount of $199,800, due and payable at the engagement date (April 1, 2013). The Company is ratably charging expense of the contract over the 12 month term in the amount of $16,650 per month.   As of December 31, 2013 the Company has expensed nine month or $149,850 and the prepaid balance was $49,950.

The balance of prepaid expense, inclusive of other prepayments, at December 31, 2013 is $51,696.

NOTE 5. INTANGIBLE PROPERTY

Intangible property consists of website development costs for the purpose of our on-line presence and marketing.  As of December 31, 2013:

December 31, 2013
Website development costs	$10,471
Less accumulated amortization	-
$10,471

Commencing in January 2014, the first period of operation, we will amortize costs over a three (3) year period, the useful life. Amortization expense was $0 for the period May 28, 2013 (date of inception) through December 31, 2013.  Future amortization will be $1,490 for the years 2014 through 2016.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013
(AUDITED)

NOTE 6. PROMISSORY NOTE PAYABLE

Notes payable consisted of the following as of December 31, 2013:

New Opportunity Business Solutions, Inc. (“NOBS”), a non-related party for consulting services to the Company. SAGI is a client of NOBS and presently SAGI has made arrangements with NOBS to make reductions to the note in return for successful referrals of clients that retain NOBS. In June 2013 SAGI and NOBS formalized amounts payable to NOBS into a Promissory Note Payable, upon demand, at a stated 10% interest rate, for the original contracted amount of $199,800.  The note is as support for the consulting fee which was owed by SAGI but not paid as required. Accrued interest at December 31, 2013 was $12,924.
$99,750

Total notes payable	$99,750
Less current portion	(99,750)
Long-term portion	$-

During the period May 28, 2013 (date of inception) through December 31, 2013, the note was reduced by $60,000 for referrals, per agreement, and $40,050 in exchange for 53,400 shares of common stock, at the fair market value (last traded price to non-related party) of $.75 per share.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company's shareholders have pledged support to fund continuing operations; however there is no written commitment to this effect.  The Company may be dependent upon the continued support of these parties.

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not have employment contracts with its key employees, including the officers of the Company.  On February 24, 2014, subsequent to year end, upon the hiring of our Chief Financial Officer, an employment contract was issued for an annual salary of $60,000 and included bonus and options, upon Board approval, based on the Company meeting corporate goals and milestones.  Upon signing, 100,000 shares of common stock were issued.

The Company does not own or lease property or lease office space for its executive office in Florida. The office space used by the Company was arranged by the founders of the Company to use at no charge.

The amounts and terms of the above and the transactions described below, may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

SHAREHOLDER ADVANCES
The Company’s officers and directors have supported the cash requirements to meet current obligations, either through loans or payments on behalf of the Company. During the period March 28, 2013 (date of inception) through December 31, 2013 the Company’s president, David Haig, and an officer, Ray Skaff, loaned or advanced the Company a total of $27,085.  These advances are not evidenced by formalized notes, have no repayment terms, with no stated interest rate, and are considered due on demand.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013
(AUDITED)

EQUITY TRANSACTIONS
On April 5, 2013 the Company issued 19,250,000 shares to David Haig, CEO, CFO, Founder and Director and 250,000 shares to Raymond Skaff, Director, Founder and Vice President of Corporate Communications, for services in the amount of $1,950.

NOTE 8. INCOME TAXES

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

The Company has recorded a provision for income taxes in the amount of $25,200.   Deferred tax assets and liabilities are minimal and considered immaterial.  Provision for income taxes is as follows:

December 31, 2013
Federal income tax expense at statutory rate	$22,700
State income tax expense, net of federal benefit	2,500
Income tax expense per books	$25,200

The Company is not currently open to audit under the statute of limitations by the Internal Revenue Service for any years, as the Company has completed its initial year.

NOTE 9. SHAREHOLDERS’ EQUITY

On March 28, 2013 the Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.  On April 16, 2013, the Board of Directors approved the amendment of the articles of incorporation to authorize, in addition to the common shares, 100,000,000 shares of $0.0001 par value preferred shares.

PREFERRED STOCK
The Board of Directors is expressly vested with the authority to divide any or all of the 100,000,000 authorized preferred shares, $0.0001 par value, into series and to fix and determine the relative rights and preferences of the shares of each series.  The Board of Directors have not made any designation to any series of preferred shares.  As of December 31, 2013 there have been no preferred shares issued.

COMMON STOCK
On April 5, 2013 the Company issued 19,250,000 shares, par value $.0001, to David Haig, CEO and Director and 250,000 shares, par value $.0001, to Raymond Skaff, Director, in exchange for services totaling $1,950.

On April 10, 2013 the Company sold 914,000 shares to 40 shareholders via subscription at a value of $0.025 per share for cash totaling $22,850.

On September 28, 2013 the Company sold 20,000 shares to one (1) shareholder via subscription at a value of $0.75 per share for cash totaling $15,000.

In November 2013, the Company issued 8,000 common shares in satisfaction of $5,971 of accounts payable.  The share price, at the time of the exchange, was $0.75 per share, as determined by recent sales to non-related third parties.  The Company recognized a loss of $29 in the extinguishment of the liability.

On November 20, 2013 the Company issued 6,000 shares of common stock for cash to a related party at a subscription price of $0.75 per share, for proceeds of $2,250 and settlement of $2,250 of amounts payable.

SOELLINGEN ADVISORY GROUP, INC.
(A Development Stage Entity)
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013
(AUDITED)

On November 28, 2013 the Company issued 1,000 shares of common stock for cash to a consultant at a subscription price of $0.75 per share, for amounts payable of $750.

The Company issued 53,400 common shares in partially settlement of $40,050 of the promissory note payable.  Shares were valued at the fair market price, as determined by the last sale to an unrelated party, of $0.75 per share, on December 31, 2013.

On December 31, 2013, the Company sold 6,666 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $5,000.

There were 20,509,066 shares of common stock issued and outstanding at December 31, 2013.

WARRANTS AND OPTIONS
There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On October 10, 2013, the Company entered into an office lease in Ottawa, Ontario commencing December 1, 2013 and term expiring November 30, 2018.  The lease terms allow for free rent periods, escalation in the annual fees and common area charges.  Future lease obligations, as of December 31:

2014	$33,455
2015	33,455
2016	33,455
2017	33,455
2018	30,667
Thereafter	-
$164,487

The Company has recorded rent expense, in association with the above lease, in the amount of $4,856, including allocation of costs associated with the rent concessions in the amount of $1,835

From time to time the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.