Form 10-Q
period 2014-03-31
Soellingen Advisory Group, Inc.
filed 2014-05-14
CIK 1574946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 13, 2014 was 20,636,812.

Soellingen Advisory Group, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$945	$5,948
Accounts receivable, net of allowance for doubtful
accounts of $0	127,880	77,350
Marketable securities, available for sale	302,950	156,700
Prepaid and other current assets	--	51,696
Total Current Assets	431,775	291,694

Property and equipment, net of accumulated
depreciation of $350 and $0, respectively	13,041	--

Intangible assets, net of accumulated
amortization of $873 and $0, respectively	12,223	10,471

Other assets	5,193	10,441

TOTAL ASSETS	$462,232	$312,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$26,559	$3,274
Accrued expenses	83,322	49,459
Accrued income taxes	43,800	-
Due to related parties	23,125	27,085
Promissory note payable	59,750	99,750
Total Current Liabilities	236,556	179,568

	--	--
TOTAL LIABILITIES	236,556	179,568

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.0001 par value
0 shares issued and outstanding		-
Common stock: 500,000,000 authorized; $0.0001 par value
20,553,479 and 20,509,066 shares issued and outstanding	2,055	2,051
Additional paid in capital	127,355	94,049
Stock subscriptions receivable	(12,500)	--
Accumulated other comprehensive loss	(5,084)	(4,609)
Retained earnings during development stage	113,850	41,547
Total Stockholders' Equity	225,676	133,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$462,232	$312,606

See auditor's report and notes to the unaudited condensed consolidated financial statements

Soellingen Advisory Group, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)

Revenues	$244,760	$ ---

Operating Expenses
Selling and marketing	6,306	---
Professional	18,005	---
General and administration	101,902	250
Total operating expenses	126,213	250

Net Income from operations	118,547	(250)

Other income (expense):
Interest expense	(2,444)	---
Total other income (expense)	(2,444)	---

Net Income before taxes	76,353	(250)

Provision for income taxes	43,800	---

Net Income	$72,303	$(250)

Other comprehensive income (loss)	(475)	(250)

Comprehensive Income	$71,828	$(250)

Basic and dilutive loss per share	$0.00	$(0.00)

Weighted average number of
shares outstanding	20,514,609	---

See auditor's report and notes to the unaudited condensed consolidated financial statements

Soellingen Advisory Group, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2014		2013
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$72,303		$(250)
Other Comprehensive income (loss):
Foreign currency translation gain (loss)		(475)		---
Comprehensive net income		71,828		(250)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization		1,223
Stock-based compensation				---
Amortization of deferred contract arrangement		49,950		---
Amortization of rent contract		2,013		---
Debt settlement in exchange for service		(40,000)		---
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable		(50,530)		---
Marketable securities		(146,250)		---
Prepaid expenses and other assets		6,994		---
Increase (decrease) in operating liabilities:
Accounts payable		17,575		250
Accrued expenses		75,650		---
Related party advances		15,060		---
Total adjustments		(68,315)		250
Net Cash Provided By (Used in) Operating Activities		3,513		---

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment		(13,391)		---
Acquisition of intangible property		(2,625)		---
Net Cash (Used in) Investing Activities		(16,016)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock		7,500		---
Net Cash Provided By (Used in) Financing Activities		7,500		---

Net increase (decrease) in cash and cash equivalents		(5,003)		---
Cash and cash equivalents, beginning of period		5,948		---
Cash and cash equivalents, end of period		$945	$	---

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Stock issued in fulfillment of related party payable		$13,310	$	---

See auditor's report and notes to the unaudited condensed consolidated financial statements

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

	As of March 31, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available for sale	$302,950	-	-	$302,950	$302,950
Total	$302,950	-	-	$302,950	$302,950

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $945 at March 31, 2014 and $5,948 at December 31, 2013.

ACCOUNTS RECEIVABLE
The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. Management periodically assess the need to reserve for uncollectible accounts. As of March 31, 2014 and December 31, 2013, no allowance was deemed necessary.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company may maintain bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at March 31, 2014.

INTANGIBLE ASSETS
The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. In accordance with ASC 350-40-25, costs were expensed in planning and capitalized during development. Our website was launched at year end and no amortization was recognized in the period March 31, 2013 (date of inception) through December 31, 2013. The balance at March 31, 2014 was $12,223, net of applicable amortization.

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

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company derives revenue from consulting arrangements with clients. Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements.

ADVERTISING
Advertising costs are expensed as incurred. There were no Advertising costs incurred for the period ending March 31, 2014 and 2014.

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

Share-based expense for the period ending March 31, 2014 and 2013 were $-0-.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the period ending March 31, 2014 and 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2014.

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

Unrealized exchange losses, in the amount of $ 475, were recorded during the period ending March 31, 2014.

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2014 and December 31, 2013. As of March 31, 2014, the Company had no dilutive potential common shares.

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

The amortized cost and fair value of these investments were as follows:

	March 31, 2014
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Equity instruments	$307,750	$(4,800)	$302,950

The changes in fair value of the investments were recorded as follows:

March 31, 2014
Equity Securities
Fair value at beginning of period	$156,700
Equities received, at fair value	146,250
Equities sold	---
Change in net unrealized gain (loss)	---
Fair value at end of period	$302,950

The equity investments have been valued using level 3 inputs.

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PREPAID EXPENSE

The Company entered into a consulting agreement with New Opportunity Business Solutions (“NOBS”), a non-related party, on April 1, 2013. NOBS is to provide consulting services related to the preparation of the S1 registration statement being filed with the Security and Exchange Commission. The contract term is for a 12 month period with total compensation in the amount of $199,800, due and payable at the engagement date (April 1, 2013). The Company is ratably charging expense of the contract over the 12 month term in the amount of $16,650 per month. As of March 31, 2014 the Company has expensed twelve months or $199.800 and the prepaid balance was $-0-.

The balance of prepaid expense, inclusive of other prepayments, at March 31, 2014 is $-0-.

NOTE 5. INTANGIBLE PROPERTY

Intangible property consists of website development costs for the purpose of our on-line presence and marketing. As of March 31, 2014:

March 31, 2014
Website development costs	$13,096
Less accumulated amortization	(873)
$12,223

Commencing in January 2014, the first period of operation, we will amortize costs over a three (3) year period, the useful life. Amortization expense was $873 and $0 for the three month periods ending March 31, 2014 and 2013, respectively. Future amortization will be $4,365 annually for the years 2014 through 2016.

NOTE 6. PROMISSORY NOTE PAYABLE

Notes payable consisted of the following as of December 31, 2013:

New Opportunity Business Solutions, Inc. (“NOBS”), a non-related party for consulting services to the Company. SAGI is a client of NOBS and presently SAGI has made arrangements with NOBS to make reductions to the note in return for successful referrals of clients that retain NOBS. In June 2013 SAGI and NOBS formalized amounts payable to NOBS into a Promissory Note Payable, upon demand, at a stated 10% interest rate, for the original contracted amount of $199,800. The note is as support for the consulting fee which was owed by SAGI but not paid as required. Accrued interest at March 31, 2014 was $15,367.
$59,750

Total notes payable	$59,750
Less current portion	(59,750)
Long-term portion	$--

During the period ending March 31, 2014, the note was reduced by $40,000 for referrals, per agreement.

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SHAREHOLDER ADVANCES
The Company’s officers and directors have supported the cash requirements to meet current obligations, either through loans or payments on behalf of the Company. As of March 31, 2014 the Company’s president, David Haig, and an officer, Ray Skaff, loaned or advanced the Company a total of $23,125. These advances are not evidenced by formalized notes, have no repayment terms, with no stated interest rate, and are considered due on demand.

EQUITY TRANSACTIONS
On April 5, 2013 the Company issued 19,250,000 shares to David Haig, CEO, CFO, Founder and Director and 250,000 shares to Raymond Skaff, Director, Founder and Vice President of Corporate Communications, for services in the amount of $1,950.

On March 31, 2013 the Company issued 17,746 common shares to its officer and director in exchange for $13,310 of advances. The shares issued were valued at $0.75 per share, the last traded price with unrelated third parties (fair market value); np gain or loss was recognized from this exchange.

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

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded a provision for income taxes in the amount of $43,800 . Deferred tax assets and liabilities are minimal and considered immaterial. Provision for income taxes is as follows:

March 31, 2014
Federal income tax expense at statutory rate	$39,500
State income tax expense, net of federal benefit	4,300
Income tax expense per books	$43,800

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

On February 13, 2014 the Company issued 10,000 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $7,500.

On March 31, 2014 the Company issued 6,667 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $5,000.

On March 31, 2014 the Company issued 10,000 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $7,500.

On March 31, 2013 the Company issued 17,746 common shares to its officer and director in exchange for $13,310 of advances. The shares issued were valued at $0.75 per share, the last traded price with unrelated third parties (fair market value); np gain or loss was recognized from this exchange.

WARRANTS AND OPTIONS
There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

On October 10, 2013, the Company entered into an office lease in Ottawa, Ontario commencing December 1, 2013 and term expiring November 30, 2018. The lease terms allow for free rent periods, escalation in the annual fees and common area charges. Future lease obligations, as of March 31:

2014	$25,091
2015	33,455
2016	33,455
2017	33,455
2018	30,667
Thereafter	-
$156,123

The Company has recorded rent expense, in association with the above lease, in the amount of $8,364, including allocation of costs associated with the rent concessions in the amount of $2,013.

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11. SUBSEQUENT EVENTS

The Company sold 83,333 shares of common stock by subscription in exchange for cash proceeds of $62,500 to various non-related parties at $0.75 per share.

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

Our Business Overview

Plan of Operation
Our plan of operation for the next twelve months will be to expand our client base. We market our consulting services to small and medium size businesses. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. SAGI currently has eight (8) clients (who desire that their identities remain confidential) under contract providing the Company minimum monthly fees of approximately $25,000. SAGI provides corporate development consulting and international business development assistance for these companies looking to expand into international markets. The Company’s experience and expertise includes: Finance, Marketing, Business Development, Project Management, Operations Management, Strategic & Business Planning and Media/Marketing. We do not have need for the purchase of any property or equipment at this time. SAGI will not have any significant changes in the current number of employees.

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

Results of Operations for the three months ended March 31, 2014 and March 31, 2013

Revenues

Revenues were $204,760 and $-0- for the three months ended March 31, 2014 and March 31, 2013. Total revenues were the result of the Company’s service agreements. Under the terms of the service agreements the Company will provide consulting services for strategic business and financial planning. The Company invoices their respective clients monthly ranging from $3,000 to $6,500. Each service agreement is for a twelve month period. The Company provided and earned consulting service fees for the period of $204,760.

Additionally, we recognized referral income, in the amount of $40,000 for the period ending March 31, 2014. Total referral income resulted from referring new clients to New Opportunity Business Solutions, a debt holder. The Company has made arrangements with New Opportunity Business Solutions to make reductions to its note payable in return for successful referrals of entities that retain the services of New Opportunity Business Solutions. During the three month period ending March 31, 2014 the Company has made two successful referrals to New Opportunity Business Solutions resulting in $40,000 in referral fees, a reduction in our debt obligation.

Operating Expenses

Total operating expenses for the three months ended March 31, 2014 and March 31, 2013 was $126,213 and $250, respectively. Total expenses consisted of professional fees of $18,005. Consulting and management fees totaled $83,046. Selling and marketing expenses totaled $6,306. Significant expenses were incurred due to a consulting contract and legal fees associated with the S1 and incorporation fees.

Other Income and Expenses

For the three months ended March 31, 2014 and March 31, 2013, other expenses were primarily interest expense, in the amount of $2,444. Income taxes were calculated on our net income from operations, totaling $43,800. During the period we recorded temporary effects, not realized, from foreign exchange (loss of $475).

Financial Condition

Total assets were $462,232 at March 31, 2014. The increase in total assets was primarily due to accounts receivables and marketable equity securities available for sale, which amounted to $430,830 or 93% of total assets. Total liabilities were $236,556 as of March 31, 2014, all of which was currently due or on demand. Total liabilities include a promissory note, payable upon demand, related to a consulting contract associated with the preparation of the S1 registration statement. The balance on the promissory note was $59,750 or 25% of all liabilities. Working capital, defined by current assets less current liabilities, was $195,219 as of March 31, 2014, as compared to $112,126 as of December 31, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had minimal net income for the period ending March 31, 2014, of $945. Because of the absence of any significant positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are presently able to meet our obligations as they come due.

Net cash provided by operating activities for the three months ending March 31, 2014 and 2013 was $3,513 and $-0-, respectively. Net cash used in investment activities for the three months ending March 31, 2014 and 2013 was $16,016 and $-0-, respectively. Net cash provided by financing activities for the three months ending March 31, 2014 and 2013 $7,500 and $-0-, respectively. Net cash provided by financing activities is from the proceeds of stock sales of $7,500 (an additional $12,500 has been subscribed).

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2014.

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

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2013 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2014, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number and Description			LLocation Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Amended Articles of Incorporation filed with S-1 Registration Statement on May 31, 2013.	See Exhibit Key

	(3.2)	Bylaws filed with S-1 Registration Statement on May 31, 2013.	See Exhibit Key

(10.0)	Material Contracts

	(10.1)	Consulting Agreement dated April 1, 2013 Filed with S-1 Registration Statement onMay 31, 2013.	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial statements

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(31.2)	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.2)	Certification of Chief Financial Office pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

3.2	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

14.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on May 31, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOELLINGEN ADVISORY GROUP, INC.

Name	Title	Date

/s/ David Haig	Principal Executive Officer, Director	May 13, 2014

/s/ William D. Webb, Jr.	Principal Accounting Officer,	May 13, 2014
Chief Financial Officer,