Form 10-Q
period 2014-06-30
Soellingen Advisory Group, Inc.
filed 2014-08-13
CIK 1574946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Registrant’s telephone number, including area code (844) 367-7244

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

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 12, 2014 was 20,616,812

Soellingen Advisory Group, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$10,640	$5,948
Accounts receivable, net of allowance for doubtful
accounts of $0	197,630	77,350
Marketable securities, available for sale	431,500	156,700
Prepaid and other current assets	40,000	51,696
Total Current Assets	679,770	291,694

Property and equipment, net of accumulated
depreciation of $1,116 and $0, respectively	12,275	--

Intangible assets, net of accumulated
amortization of $1,964 and $0, respectively	11,132	10,471

Other assets	4,999	10,441
TOTAL ASSETS	$708,176	$312,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$14,125	$3,274
Accrued expenses	202,948	49,459
Deferred revenue and customer deposits	5,000
Due to related parties	22,875	27,085
Promissory note payable	59,750	99,750
Total Current Liabilities	304,698	179,568
	--	--
TOTAL LIABILITIES	304,698	179,568

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.0001 par value;
0 shares issued and outstanding	--	--
Common stock: 500,000,000 authorized; $0.0001 par value;
20,616,812 and 20,509,066 shares issued and outstanding, respectively	2,062	2,051
Additional paid in capital	174,848	94,049
Accumulated other comprehensive loss	27,099	(4,609)
Retained earnings during development stage	199,469	41,547
Total Stockholders' Equity	403,478	133,038
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$708,176	$312,606

See auditor's report and notes to the unaudited condensed consolidated financial statements

Soellingen Advisory Group, Inc.
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$236,740	$59,500	$481,500	$59,500

Operating Expenses
Selling and marketing	1,422	--	7,728	--
Professional	4,375	65,950	22,380	65,950
General and administration	89,083	2,067	189,762	2,067
Depreciation and amortization	1,857	--	3,080	--
Total operating expenses	96,737	68,017	222,950	68,017

Net Income (Loss) from operations	140,003	(8,517)	258,550	(8,517)

Other income (expense)
Interest expense	(2,584)	(5,017)	(5,028)	(5,017)
Total other income (expense)	(2,584)	(5,017)	(5,028)	(5,017)

Net Income before taxes	137,419	(13,534)	253,522	(13,534)

Provision for income taxes	51,800	--	95,600	--

Net Income (Loss)	$85,619	$(13,534)	$157,922	$(13,534)

Other comprehensive income (loss)	32,183	--	31,708	--

Comprehensive Income (Loss)	$117,802	$(13,534)	$189,630	$(13,534)

Basic and dilutive earnings (loss) per share	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average number of shares outstanding	20,595,274	20,414,000	20,554,941	20,414,000

See auditor's report and notes to the unaudited condensed consolidated financial statements

Soellingen Advisory Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended
	June 30,
	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$157,922	$(13,534)
Other Comprehensive income (loss):
Foreign currency translation gain (loss)		2,908	--
Unrealized gain (loss) on marketable securities		28,800	--
Comprehensive net income		189,630	(13,354)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization		3,080
Stock-based compensation			1,950
Amortization of deferred contract arrangement		49,950	--
Amortization of rent contract		3,599	--
Debt settlement in exchange for service		(40,000)	--
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable		(160,280)	(19,500)
Marketable securities		(274,800)	--
Prepaid expenses and other assets		7,188	6,325
Increase (decrease) in operating liabilities:
Accounts payable		5,141	84
Accrued expenses		163,200	5,017
Deferred revenue and customer deposits		5,000
Related party advances		1,500	--
Total adjustments		(236,422)	(6,124)
Net Cash Provided By (Used in) Operating Activities		(46,792)	(19,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment		(13,391)	--
Acquisition of intangible property		(2,625)	--
Net Cash (Used in) Investing Activities		(16,016)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock		67,500	22,850
Net Cash Provided By (Used in) Financing Activities		67,500	22,850

Net increase (decrease) in cash and cash equivalents		4,692	3,192
Cash and cash equivalents, beginning of period		5,948	--
Cash and cash equivalents, end of period		$10,640	$3,192

Supplemental cash flow information
Cash paid for interest	$		$--
Cash paid for taxes	$		$--

Non-cash transactions:
Accrued expenses exchanged for common stock, related party		$13,310	$--

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

RECLASSIFICATIONS
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available for sale	$431,500	-	-	$431,500	$431,500
Total	$431,500	-	-	$431,500	$431,500

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $10,640 at June 30, 2014 and $5,948 at December 31, 2013.

ACCOUNTS RECEIVABLE
The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. Management periodically assess the need to reserve for uncollectible accounts. As of June 30, 2014 and December 31, 2013, no allowance was deemed necessary.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company may maintain bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2014.

INTANGIBLE ASSETS
The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. In accordance with ASC 350-40-25, costs were expensed in planning and capitalized during development. Our website was launched at year end and no amortization was recognized in the period June 30, 2013 (date of inception) through December 31, 2013. The balance at June 30, 2014 was $11,350, net of applicable amortization.

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

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ADVERTISING
Advertising costs are expensed as incurred. There were no Advertising costs incurred for the period ending June 30, 2014 and 2014.

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

Share-based expense for the period ending June 30, 2014 and 2013 were $-0- and $1,950, respectively.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the period ending June 30, 2014 and 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014.

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

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

Unrealized exchange income, in the amount of $ 1,894, were recorded during the period ending June 30, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2014 and December 31, 2013. As of June 30, 2014, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

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

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of these investments were as follows:

	June 30, 2014
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Equity instruments	$383,500	$(19,200)	$364,300

The changes in fair value of the investments were recorded as follows:

June 30, 2014
Equity Securities
Fair value at beginning of period	$156,700
Equities received, at fair value	246,000
Equities sold	---
Change in net unrealized gain (loss)	28,800
Fair value at end of period	$431,500

The equity investments have been valued using level 3 inputs.

NOTE 4. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The Company entered into a consulting agreement with New Opportunity Business Solutions (“NOBS”), a non-related party, on April 1, 2013. NOBS is to provide consulting services related to the preparation of the S1 registration statement being filed with the Security and Exchange Commission. The contract term is for a 12 month period with total compensation in the amount of $199,800, due and payable at the engagement date (April 1, 2013). The Company is ratably charging expense of the contract over the 12 month term in the amount of $16,650 per month. As of June 30, 2014 the Company has expensed twelve months or $199,800 and the prepaid balance was $-0-.

The Company provides referrals to NOBS in exchange for referral fees (commission). The Company provided a two referrals, for an agreed upon rate, for $40,000. The Company received a note receivable from NOBS for the referral. Collections are assured, as the amount receivable is less than the remaining outstanding balance of the promissory note for services, referred to above and further described in Note 6 to these financial statements.

NOTE 5. LONG-LIVED ASSETS

Property and equipment
As of June 30, 2014, property and equipment consists of:

Computers	$2,082
Furniture and fixtures	11,309
13,391
Less: accumulated depreciation	1,116
$12,275

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $1,116 and $0 for the six month period ending June 30, 2014 and 2013, respectively.

Intangible Assets
Intangible property consists of website development costs for the purpose of our on-line presence and marketing. As of June 30, 2014:

Website development costs	$13,906
Less: accumulated amortization	1,964
$11,132

Commencing in January 2014, the first period of operation, we will amortize costs over a three (3) year period, the useful life. Amortization expense was $1,964 and $0 for the six month periods ending June 30, 2014 and 2013, respectively. Future amortization will be $4,365 annually for the years 2014 through 2016.

NOTE 6. PROMISSORY NOTE PAYABLE

Notes payable consisted of the following as of December 31, 2013:

New Opportunity Business Solutions, Inc. (“NOBS”), a non-related party for consulting services to the Company. SAGI is a client of NOBS and presently SAGI has made arrangements with NOBS to make reductions to the note in return for successful referrals of clients that retain NOBS. In June 2013 SAGI and NOBS formalized amounts payable to NOBS into a Promissory Note Payable, upon demand, at a stated 10% interest rate, for the original contracted amount of $199,800. The note is as support for the consulting fee which was owed by SAGI but not paid as required. Accrued interest at June 30, 2014 was $17,810.
$59,750

Total notes payable	$59,750
Less current portion	(59,750)
Long-term portion	$--

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

SHAREHOLDER ADVANCES
The Company’s officers and directors have supported the cash requirements to meet current obligations, either through loans or payments on behalf of the Company. During the period June 30, 2014 the Company’s president, David Haig, and an officer, Ray Skaff, loaned or advanced the Company a total of $23,125. These advances are not evidenced by formalized notes, have no repayment terms, with no stated interest rate, and are considered due on demand.

EQUITY TRANSACTIONS
On April 5, 2013 the Company issued 19,250,000 shares to David Haig, CEO, CFO, Founder and Director and 250,000 shares to Raymond Skaff, Director, Founder and Vice President of Corporate Communications, for services in the amount of $1,950.

On March 31, 2014 the Company issued 17,746 common shares to its officer and director in exchange for $13,310 of advances. The shares issued were valued at $0.75 per share, the last traded price with unrelated third parties (fair market value); no gain or loss was recognized from this exchange.

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has recorded a provision for income taxes in the amount of $95,600. Deferred tax assets and liabilities are minimal and considered immaterial. Provision for income taxes is as follows:

June 30, 2014
Federal income tax expense at statutory rate	$86,200
State income tax expense, net of federal benefit	9,400
Income tax expense per books	$95,600

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

SOELLINGEN ADVISORY GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2014 the Company issued 6,667 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $5,000.

On March 31, 2014 the Company issued 10,000 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $7,500.

On March 31, 2013 the Company issued 17,746 common shares to its officer and director in exchange for $13,310 of advances. The shares issued were valued at $0.75 per share, the last traded price with unrelated third parties (fair market value); no gain or loss was recognized from this exchange.

On April 10, 2014 the Company issued 6,666 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $5,000.

On April 21, 2014 the Company issued 10,000 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $7,500.

On April 25, 2014 the Company issued 6,667 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $5,000.

On May 9, 2014 the Company issued 20,000 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $15,000.

On May 10, 2014 the Company issued 20,000 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $15,000.

WARRANTS AND OPTIONS
There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 10. COMMITMENTS AND CONTINGENCIES

On October 10, 2013, the Company entered into an office lease in Ottawa, Ontario commencing December 1, 2013 and term expiring November 30, 2018. The lease terms allow for free rent periods, escalation in the annual fees and common area charges. Future lease obligations, as of June 30:

2014	$16,728
2015	33,455
2016	33,455
2017	33,455
2018	30,667
Thereafter	-
$147,760

The Company has recorded rent expense, in association with the above lease, in the amount of $17,217, including allocation of costs associated with the rent concessions in the amount of $3,599.

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 13. SUBSEQUENT EVENTS

The Company sold 90,034 shares of common stock by subscription in exchange for cash proceeds of $67,500 to various non-related parties at $0.75 per share.

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

Results of Operations for the six months ended June 30, 2014 and June 30, 2013

Revenues

Revenues were $481,500 and $59,500 for the six months ended June 30, 2014 and June 30, 2013, respectively. Total revenues were the result of the Company’s service agreements. Under the terms of the service agreements the Company will provide consulting services for strategic business and financial planning. The Company invoices their respective clients monthly ranging from $3,000 to $6,500. Each service agreement is for a twelve month period.

Additionally, we recognized referral income, in the amount of $80,000, included in the above revenue total, for the period ending June 30, 2014. Total referral income resulted from referring new clients to New Opportunity Business Solutions, a debt holder. The Company has made arrangements with New Opportunity Business Solutions to make reductions to its note payable in return for successful referrals of entities that retain the services of New Opportunity Business Solutions. As of June 30, 2014 the Company has made two successful referrals to New Opportunity Business Solutions resulting in $80,000 in referral fees, a reduction in our debt obligation.

Operating Expenses

Total operating expenses for the six months ended June 30, 2014 and June 30, 2013 was $222,950 and $68,017, respectively. Total expenses consisted of professional fees of $22,380. Consulting and management fees totaled $81,952. Selling and marketing expenses totaled $6,306. Significant expenses were incurred due to a consulting contract and legal fees associated with the S1 and incorporation fees.

Other Income and Expenses

For the six months ended June 30, 2014 and June 30, 2013, other expenses were primarily interest expense, in the amount of $5,028 and $5,017, respectively. Income taxes were calculated on our net income from operations, totaling $37,800. During the period we recorded temporary effects, not realized, from foreign exchange (gain of $2,908) and a valuation adjustment on our marketable securities (gain of $28,800), included in other comprehensive income (loss).

Financial Condition

Total assets were $639,770 at June 30, 2014. The increase in total assets was primarily due to accounts receivables and marketable equity securities available for sale, which amounted to approximately $431,500 or 67% of total assets. Total liabilities were $264,698 as of June 30, 2014. Excluding accrued income taxes of $124,400, our liabilities were $140,298, all of which was currently due or on demand. Total liabilities include a promissory note, payable upon demand, related to a consulting contract associated with the preparation of the S1 registration statement. The balance on the promissory note was $19,750 or 7.5% of all liabilities. Working capital, defined by current assets less current liabilities, was $375,072 as of June 30, 2014, as compared to $112,126 as of December 31, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had net income for the period ending June 30, 2014, of $253,522. Because of the absence of any significant positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are presently able to meet our obligations as they come due.

Net cash used in operating activities for the six months ending June 30, 2014 and 2013 was $46,792 and $19,658, respectively. Net cash used in investment activities for the six months ending June 30, 2014 and 2013 was $16,016 and $-0-, respectively. Net cash provided by financing activities for the six months ending June 30, 2014 and 2013 $67,500 and $22,850, respectively. Financing activities is from the proceeds of stock sales.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2014.

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

With respect to the period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2013 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2014, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

SOELLINGEN ADVISORY GROUP, INC.

Name	Title	Date

/s/ David Haig	Principal Executive Officer,	August 12, 2014
Director

/s/ William D. Webb, Jr.	Principal Accounting Officer,	August 12, 2014
Chief Financial Officer,