Form 10-Q
period 2014-09-30
Soellingen Advisory Group, Inc.
filed 2014-11-14
CIK 1574946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________.

Commission file number 333-189007

Soellingen Advisory Group, Inc.
(Exact Name of Registrant as specified in its charter)

Florida	90-0954373
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

777 South Flagler Drive, Suite 800, West Palm Beach FL 33401	33401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(844) 367-7244

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
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of September 30, 2014 was 20,726,846.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements.

Soellingen Advisory Group, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,230	$5,948
Accounts receivable, net of allowance for doubtful accounts of $0	212,630	77,350
Marketable securities, available for sale	662,200	156,700
Prepaid and other current assets	4,193	51,696
Total Current Assets	887,253	291,694

Property and equipment, net of accumulated
depreciation of $1,786 and $0, respectively	11,605	-

Intangible assets, net of accumulated
amortization of $3,056 and $0, respectively	10,040	10,471

Other assets	1,000	10,441

TOTAL ASSETS	$909,898	$312,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$12,234	$3,274
Accrued expenses	266,006	49,459
Deferred revenue and customer deposits
Due to related parties	20,625	27,085
Promissory note payable	59,750	99,750
Total Current Liabilities	358,615	179,568
	-	-
TOTAL LIABILITIES	358,615	179,568

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.0001 par value;
0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.0001 par value;
20,726,846 and 20,509,066 shares issued and outstanding, respectively	2,072	2,051
Additional paid in capital	257,413	94,049
Accumulated other comprehensive loss	29,167	(4,609)
Retained earnings during development stage	262,631	41,547
Total Stockholders' Equity	551,283	133,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$909,898	$312,606

See auditor's report and notes to the unaudited condensed consolidated financial statements

Soellingen Advisory Group, Inc.
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$220,845	$82,500	$701,529	$142,000

Operating Expenses
Selling and marketing	7,411	7,780	15,139	9,847
Professional	28,595	51,950	50,975	117.900
General and administration	83,448	-	273,210	-
Depreciation and amortization	1,762	-	4,842	-
Total operating expenses	121,216	59,730	344,166	127,747

Net Income from operations	99,629	22,770	358,179	14,253

Other income (expense)
Interest expense	933	(4.084)	(4,095)	(9,101)
Total other income (expense)	933	(4,084)	(4.095)	(9,101)

Net Income before taxes	100,562	18,686	354,084	5,152

Provision for income taxes	37,400	-	133,000	-

Net Income (Loss)	$63,162	$18,686	$221,084	$5,152

Other comprehensive income (loss)	2,068	-	33,776	-

Comprehensive Income	$65,230	$18,686	$254,860	$5,152

Basic and dilutive earnings (loss) per share	$0 .00	$(0.00)	0.01	$(0.00)

Weighted average number of shares outstanding	20,751,872	20,434,000	20,638,860	20,434,000

See notes to unaudited financial statements

Soellingen Advisory Group, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,084	$5,152
Other Comprehensive income (loss):
Foreign currency translation gain (loss)	(4,974)	-
Unrealized gain (loss) on marketable securities	38,750	-
Comprehensive net income	254,860	5,152

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,842	-
Stock-based compensation		1,950
Amortization of deferred contract arrangement	49,950	-
Amortization of rent contract	3,599	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(135,280)	(56,350)
Marketable securities	(545,500)	-
Prepaid expenses and other assets	6,994	(104,525)
Increase (decrease) in operating liabilities:
Accounts payable	3,250	242
Accrued expenses	212,948	9,101
Deferred revenue and customer deposits
Notes payable		159,800
Related party advances	12,560	-
Total adjustments	(386,637)	10,218
Net Cash Provided By (Used in) Operating Activities	(131,777)	15,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,391)	-
Acquisition of intangible property	(2,625)	-
Net Cash (Used in) Investing Activities	(16,016)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party		1,000
Proceeds from issuance of stock	150,075	37,850
Net Cash Provided By (Used in) Financing Activities	150,075	38,850

Net increase (decrease) in cash and cash equivalents	2,282	16,720
Cash and cash equivalents, beginning of period	5,948	-
Cash and cash equivalents, end of period	$8,230	$16,720

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements

SOELLINGEN ADVISORY GROUP, INC.

Notes to Financial Statements

(unaudited)

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

SOELLINGEN ADVISORY GROUP, INC.

Notes to Financial Statements

(unaudited)

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

SOELLINGEN ADVISORY GROUP, INC.

Notes to Financial Statements

(unaudited)

	As of September 30, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Investments in Marketable Securities, available for sale	$662,200	-	-	$662,200	$662,200
Total	$662,200	-	-	$662,200	$662,200

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $8,120 at September 30, 2014 and $5,948 at December 31, 2013.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. Management periodically assess the need to reserve for uncollectible accounts. As of September 30, 2014 and December 31, 2013, no allowance was deemed necessary.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company may maintain bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at September 30, 2014.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. In accordance with ASC 350-40-25, costs were expensed in planning and capitalized during development. Our website was launched at year end and no amortization was recognized in the period March 28, 2013 (date of inception) through December 31, 2013.

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

Notes to Financial Statements

(unaudited)

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

ADVERTISING

Advertising costs are expensed as incurred. There were no Advertising costs incurred for the period ending September 30, 2014 and 2013.

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

Share-based expense for the period ending September 30, 2014 and 2013 were $-0- and $1,950, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2014.

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

Notes to Financial Statements

(unaudited)

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

Unrealized exchange expense, in the amount of $4,974 was recognized during the period ending September 30, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2014 and December 31, 2013. As of September 30, 2014, the Company had no dilutive potential common shares.

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

In September 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

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

SOELLINGEN ADVISORY GROUP, INC.

Notes to Financial Statements

(unaudited)

The amortized cost and fair value of these investments were as follows:

	September 30, 2014
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value

Equity instruments	$623,450	$38,750	$662,200

The changes in fair value of the investments were recorded as follows:

September 30, 2014
Equity Securities
Fair value at beginning of period	$431,500
Equities received, at fair value	191,950
Equities sold	-
Change in net unrealized gain (loss)	38,750
Fair value at end of period	$662,200

The equity investments have been valued using level 3 inputs.

NOTE 4. PREPAID EXPENSE AND OTHER CURRENT ASSETS

The Company entered into a consulting agreement with New Opportunity Business Solutions (“NOBS”), a non-related party, on April 1, 2013. NOBS is to provide consulting services related to the preparation of the S1 registration statement being filed with the Security and Exchange Commission. The contract term is for a 12 month period with total compensation in the amount of $199,800, due and payable at the engagement date (April 1, 2013). The Company is ratably charging expense of the contract over the 12 month term in the amount of $16,650 per month. As of September 30, 2014 the Company has expensed twelve months or $199,800 and the prepaid balance was $-0-.

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

NOTE 5. LONG-LIVED ASSETS

Property and equipment

As of September 30, 2014, property and equipment consists of:

Computers	$2,082
Furniture and fixtures	11,309
13,391
Less: accumulated depreciation	1,786
$11,605

Depreciation expense was $1,786 and $0 for the nine month period ending September 30, 2014 and 2013, respectively.

SOELLINGEN ADVISORY GROUP, INC.

Notes to Financial Statements

(unaudited)

Intangible Assets

Intangible property consists of website development costs for the purpose of our on-line presence and marketing. As of September 30, 2014:

Website development costs	$13,096
Less: accumulated amortization	3,056
$10,040

Commencing in January 2014, the first period of operation, we will amortize costs over a three (3) year period, the useful life. Amortization expense was $3,056 and $0 for the nine month periods ending September 30, 2014 and 2013, respectively. Future amortization will be $4,365 annually for the years 2014 through 2016.

NOTE 6. PROMISSORY NOTE PAYABLE

Notes payable consisted of the following as of December 31, 2013:

New Opportunity Business Solutions, Inc. (“NOBS”), a non-related party for consulting services to the Company. SAGI is a client of NOBS and presently SAGI has made arrangements with NOBS to make reductions to the note in return for successful referrals of clients that retain NOBS. In September 2013 SAGI and NOBS formalized amounts payable to NOBS into a Promissory Note Payable, upon demand, at a stated 10% interest rate, for the original contracted amount of $199,800. The note is as support for the consulting fee which was owed by SAGI but not paid as required. Accrued interest at September 30, 2014 was $17,810.

$59,750

Total notes payable	$59,750
Less current portion	(59,750)
Long-term portion	$-

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

On February 24, 2014, upon the hiring of our Chief Financial Officer, an employment contract was issued for an annual salary of $60,000 and included bonus and options, upon Board approval, based on the Company meeting corporate goals and milestones. Upon signing, 100,000 shares of common stock were issued. The Company does not have employment contracts with any other employees, including some key officers of the Company.

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

SHAREHOLDER ADVANCES

The Company’s officers and directors have supported the cash requirements to meet current obligations, either through loans or payments on behalf of the Company. During the period September 30, 2014 the Company’s president, David Haig, and an officer, Ray Skaff, loaned or advanced the Company a total of $23,125. These advances are not evidenced by formalized notes, have no repayment terms, with no stated interest rate, and are considered due on demand. Balance payable on related party debt was $20,625 as of September 30, 2014.

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

Notes to Financial Statements

(unaudited)

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

The Company has recorded a provision for income taxes in the amount of $133,000. Deferred tax assets and liabilities are minimal and considered immaterial. Provision for income taxes is as follows:

September 30, 2014

Federal income tax expense at statutory rate	$120,000
State income tax expense, net of federal benefit	13,000
Income tax expense per books	$133,000

The Company has not taken any uncertain tax positions, however, has open tax years subject to audit by the Internal Revenue Services, for the year 2013, the year of inception.

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

On July 8, 2014 the Company issued 13,334 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $10,050.

On July 9, 2014 the Company issued 10,000 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $7,500.

On July 10, 2014 the Company issued 66,700 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $50,025.

On September 29, 2014 the Company issued 20,000 shares of common stock for cash to an unrelated party at a subscription price of $0.75 per share, for proceeds of $15,000.

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

Future lease obligations, as of September 30:

2014	$8,364
2015	33,455
2016	33,455
2017	33,455
2018	30,667
Thereafter	-
$139,396

The Company has recorded rent expense, in association with the above lease, in the amount of $31,287, including allocation of costs associated with the rent concessions in the amount of $3,599.

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

Our Business Overview

Plan of Operation

Our plan of operation for the next twelve months will be to expand our client base. We market our consulting services to small and medium size businesses. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. SAGI currently over 15 clients (who desire that their identities remain confidential) under contract providing the Company minimum monthly fees in excess of $30,000. SAGI provides corporate development consulting and international business development assistance for these companies looking to expand into international markets. The Company’s experience and expertise includes: Finance, Marketing, Business Development, Project Management, Operations Management, Strategic & Business Planning and Media/Marketing. We do not have need for the purchase of any property or equipment at this time. SAGI will not have any significant changes in the current number of employees.

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

0-3 Months

Continue the execution of our consulting assignments for existing clients.

Complete design, development and implementation of Company's brand identity and website.

Produce marketing materials and explore online marketing options.

Research and determine future priority market opportunities

4-6 Months

Establish marketing and communications strategy.

Build business development and support team.

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

Financial Instruments - The Company’s balance sheet includes certain financial instruments, including cash, marketable securities, accounts payable and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Results of Operations for the nine months ended September 30, 2014 and September 30, 2013

Revenues

Revenues were $702,345 and $142,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Total revenues were the result of the Company’s service agreements. Under the terms of the service agreements the Company provides consulting services for strategic business and financial planning. The Company invoices their respective clients monthly ranging from $3,000 to $6,500. Each service agreement is for a twelve month period.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2014 and September 30, 2013 was $344,166 and $127,747, respectively. Total expenses consisted of professional fees of $50,975. Consulting and management fees totaled $81,952. Selling and marketing expenses totaled $15,139. Significant expenses were incurred due to a consulting contract and legal fees associated with the S1 and incorporation fees for 2013.

Other Income and Expenses

For the nine months ended September 30, 2014 and September 30, 2013, other expenses were primarily interest expense, in the amount of $4,095and $9,101, respectively. Income taxes were calculated on our net income from operations, totaling $133,000. During the period we recorded temporary effects, not realized, from foreign exchange (loss of $4,974) and a valuation adjustment on our marketable securities (gain of $38,750), included in other comprehensive income (loss).

Financial Condition

Total assets were $909,898 at September 30, 2014. The increase in total assets was primarily due to accounts receivables and marketable equity securities available for sale, which amounted to approximately $662,200 or 72.8% of total assets. Total liabilities were $318,915 as of September 30, 2014. Total liabilities include a promissory note, payable upon demand, related to a consulting contract associated with the preparation of the S1 registration statement. The balance on the promissory note was $59,750 or 18.7% of all liabilities. Working capital, defined by current assets less current liabilities, was $568,338 as of September 30, 2014, as compared to $112,126 as of December 31, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had income for the nine month period ending September 30, 2014, of $221,084. The Company may require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are presently able to meet our obligations as they come due.

Net cash used in operating activities for the nine months ending September 30, 2014 and 2013 was $131,727 and $19,658, respectively. Net cash used in investment activities for the nine months ending September 30, 2014 and 2013 was $16,016 and $-0-, respectively. Net cash provided by financing activities for the nine months ending September 30, 2014 and 2013 $150,025 and $180,768, respectively. Financing activities is from the proceeds of stock sales.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2014.

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

With respect to the period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2014, the Company did not issue any unregistered shares of its common stock.

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

SOELLINGEN ADVISORY GROUP, INC.

Name	Title	Date

/s/ David Haig	Principal Executive Officer,	November 14, 2014
Director

/s/ William D. Webb, Jr.	Principal Accounting Officer,	November 14, 2014
Chief Financial Officer,

