Form 10-K
period 2014-12-31
Soellingen Advisory Group, Inc.
filed 2015-04-15
CIK 1574946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 333-189007

Soellingen Advisory Group, Inc.
(Exact Name of Registrant as specified in its charter)
Florida	90-0954373
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

777 South Flagler Drive, Suite 800, West Palm Beach FL	33401
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) (844) 367-7244

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.     (_) Yes (_) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

(_) Yes (_) No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.  (X) Yes (_) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (X) Yes (_) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (_) Yes (_) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  (_) Yes (X) No

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $879,000, based on 1,172,100 common shares at $0.75 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

20,731,846 as of April 13, 2015, per Transfer Agent, VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY  11598.

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

Fiscal Year Ended December 31, 2014

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Soellingen Advisory Group, Inc. for the year ended December 31, 2014 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The Company's "strategic business and financial planning" advisory services are designed to assist small and mid-sized businesses, predominantly those in the environmental technologies and other industries, with the expertise and experience required to expand into international or broader domestic markets. Specifically, Soellingen works with clients that have a successful local or regional operating business whose products, services and / or business model can be expanded into broader markets, but who don't necessarily possess the business acumen or contacts to do so on their own. In these cases, Soellingen provides its clients with such services as corporate and marketing strategies, international markets development, growth and operations management, financial modeling, business analysis (markets, competition etc.) and due diligence. Soellingen does not provide advisory services to individuals, dealing exclusively with business and corporate clients, and does not provide any financial, investment banking or other regulated services for which licenses are required.

We have conducted marketing and sales activities to take advantage of opportunities related to time, location and quality of various consulting projects.

We currently conduct our marketing operations primarily in Industry/Incentive friendly regions of The United States of America.

Our plan of operation for the next twelve months will be to expand our client base. We market our consulting services to small and medium size businesses. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. SAGI currently has more than 10 clients (who desire that their identities remain confidential) under contract providing the company minimum monthly fees in excess of $25,000. SAGI provides corporate development consulting and international business development assistance for these companies looking to expand into international markets. The Company’s experience and expertise includes: Finance, Marketing, Business Development, Project Management, Operations Management, Strategic & Business Planning and Media/Marketing. We do not have need for the purchase of any property or equipment at this time. SAGI will not have any significant changes in the current number of employees.

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

Internet Promotions

SAGI will utilize its website and email database for both educational and promotional activities. We will promote all of our upcoming Company events such as workshops, seminars, business clubs, etc. and include testimonials from our client base. Our primary means of promoting the website is the registration with all major and most minor search engines, insuring that web users are directed to the site when they search for information regarding business consulting.  Finally, the Company’s web address is featured on all printed materials, including advertisements, stationary, etc.  Our URL IS WWW.SOELLINGEN.COM, effective as of July 4, 2013.

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

SAGI will continue to penetrate markets in states such as Florida, New York, California, Texas, Colorado, Georgia and the U.S Midwest, where capital and benefits incentives, as well as, a built-in industry establishment will facilitate our efforts and minimize the need for additional operational infrastructure.

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

As of April 13, 2015 there were 61 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2014 in our Reports on Form 10-Q or Form 8-K, as applicable.

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

Our Business Overview

Plan of Operation

Our plan of operation for the next twelve months will be to expand our client base. We market our consulting services to small and medium size businesses. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. SAGI currently has more than 10 clients (who desire that their identities remain confidential) under contract providing the Company minimum monthly fees in excess of $25,000. SAGI provides corporate development consulting and international business development assistance for these companies looking to expand into international markets. The Company’s experience and expertise includes: Finance, Marketing, Business Development, Project Management, Operations Management, Strategic & Business Planning and Media/Marketing. We do not have need for the purchase of any property or equipment at this time. SAGI will not have any significant changes in the current number of employees.

Our CEO has agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations.  Pursuant to the agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. Thus far there has been limited need for funds provided by our CEO.  In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our Company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

Financial Instruments - The Company’s balance sheet includes financial instruments, including cash, accounts receivable, notes receivable, marketable securities, prepaid expenses, security deposits, accounts payable, accrued expenses, deferred revenue, amounts due to related parties, and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Results of Operations for the years ending December 31, 2014 and 2013

The Company was incorporated on March 28, 2013; therefore the information provided for year 2013 was not a full year and may not be comparable to the current year, 2014.

Revenues

Revenues were $501,708 and $142,958 for the year ending December 31, 2014 and for the period March 28, 2013 (date of inception) through December 31, 2013, respectively.  Total revenues were the result of the Company’s service agreements.  Under the terms of the service agreements the Company will provide consulting services for strategic business and financial planning. The Company invoices their respective clients monthly ranging from $3,000 to $6,500.  Each service agreement is for a twelve month period. The Company, in accordance with their client service agreement, has provisions for stock compensation, as an upfront revenue, which is valued at the fair value of the stock received and ratably recognized as revenue over the length of the contract terms.

Operating Expenses

Total expenses for the year ending December 31, 2014 and for the period March 28, 2013 (date of inception) through December 31, 2013 was $670,980 and $321,838, respectively.  Total expenses consisted of professional fees of $75,180 and $30,983; consulting and management fees of $391,371 and $254,850; selling and marketing expenses totaled $97,775 and $17,387; and general and administrative of $99,741 and $16,668 for the year ending December 31, 2014 and for the period March 28, 2013 (date of inception) through December 31, 2013, respectively.

Other Income and Expenses

For the year ending December 31, 2014 and for the period March 28, 2013 (date of inception) through December 31, 2013, other expenses were primarily interest expense, in the amount of $8,608 and $12,886, respectively.  We recognized a loss on the extinguishment of payables, in the amount of $29 in 2013, as we satisfied our obligation through exchange of common stock, with a fair market value in excess of the retired payable.

Additionally, we recognized referral income, in the amount of $80,000 and $60,000 for the year ending December 31. 2014 and for the period March 28, 2013 (inception) through December 31, 2013, respectively.  Total referral income resulted from referring new clients to New Opportunity Business Solutions, a debt holder.  The Company has made arrangements with New Opportunity Business Solutions to make reductions to its note payable in return for successful referrals of entities that retain the services of New Opportunity Business Solutions.  As of December 31, 2014 and 2013 the Company has made four and three successful referrals to New Opportunity Business Solutions, each at the agreed valuation of $20,000, which has been recognized as Other Income on the statement of operations.

During 2014 we recorded temporary effects, not realized, from foreign exchange (loss of $5,178) and a valuation adjustment on our marketable securities (gain of $86,750), included in other comprehensive income (loss).  During 2013 we recorded temporary effects, not realized, from foreign exchange (gain of $191) and a valuation adjustment on our marketable securities (loss of $4,800), included in other comprehensive income (loss).

Financial Condition

Total assets were $803,039 at December 31, 2014.  The increase in total assets was primarily due to accounts receivables, notes receivable and marketable equity securities available for sale, which amounted to approximately $762,000 or 95% of total assets.  Total liabilities were $609,412 as of December 31, 2014, all of which was currently due or on demand.  Total liabilities include a promissory note, payable upon demand, related to a consulting contract associated with our registration.  The balance on the promissory note was $59,750 or 9.8% of all liabilities.  Working capital, defined by current assets less current liabilities, was a deficit of $292,388 as of December 31, 2014.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had a net loss for the year ending December 31, 2014, of $97,776.  At December 31, 2014 we had working capital deficiency of $292,388.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities for the year ended December 31, 2014 was $137,655.  Net cash used in investment activities for the year ended December 31, 2014 was $16,016.  Net cash provided by financing activities for the year ended December 31, 2014 was $153,825.  Net cash provided by financing activities is from sales proceeds of our common stock.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

SOELLINGEN ADVISORY GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	13

Consolidated Balance Sheets at December 31, 2014 and 2013	14

Consolidated Statements of Operations for the year ending December 31, 2014 and for the period March 28, 2013 (date of inception) through December 31, 2013	15

Consolidated Statements of Changes in Shareholders’ Equity for the period March 28, 2013 (date of inception) through December 31, 2014	16

Consolidated Statement of Cash Flows for the year ending December 31, 2014 and for the period March 28, 2013 (date of inception) through December 31, 2013	17

Notes to Audited Consolidated Financial Statements	18

Messineo & Co., CPAs LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Soellingen Advisory Group, Inc.

West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Soellingen Advisory Group, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the year ending December 31, 2014 and for the period March 28, 2013 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Soellingen Advisory Group, Inc. as of December 31, 2014 and 2013 and the results of its consolidated operations and its cash flows for the year ending December 31, 2014 and for the period March 28, 2013 (date of inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no history of sustained revenues and earnings resulting in an accumulated deficit, has negative cash flow from operating activities and will require additional funding for continuing the development of its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, errors resulting in an overstatement of revenue and an understatement of deferred revenue were discovered by management. Accordingly, adjustments have been made to correct the error.

Messineo & Co., CPAs LLC

Clearwater, Florida

April 14, 2015

Soellingen Advisory Group, Inc.

Balance Sheets

	December 31,	December 31,
	2014	2013
		RESTATED
ASSETS
Current Assets
Cash	$6,102	$5,948
Accounts receivable, net of allowance for doubtful accounts of $32,200 and $0, respectively	124,550	77,350
Notes receivable, net of allowance of $76,125 and $0 and accrued interest of $104 and $0, respectively	65,479	—
Marketable securities available for sale	119,700	19,200
Prepaid expenses	4,193	51,696
Total Current Assets	320,024	154,194

Property and equipment, net of accumulated depreciation of $2,767 and $0, respectively	10,624	—

Intangible assets, net of accumulated amortization of $4,146 and $0, respectively	8,950	10,471

Investment in marketable securities, at cost	453,000	40,000
Security deposits	10,441	10,441

TOTAL ASSETS	$803,039	$215,106

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$38,557	$8,984
Accrued expenses	306,346	24,259
Deferred revenue and client deposits	185,084	21,042
Due to related parties	22,675	21,375
Note payable	59,750	99,750
Total Current Liabilities	612,412	175,410

TOTAL LIABILITIES	612,412	175,410

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.0001 par value 0 and 0 shares issued and outstanding, respectively	—	—
Common stock; 500,000,000 authorized; $0.0001 par value, 20,731,846 and 20,509,066 shares issued and outstanding, respectively	2,073	2,051
Additional paid in capital	341,162	174,049
Accumulated other comprehensive income (loss)	76,963	(4,609)
Accumulated deficit	(229,571)	(131,795)
Total Stockholders' Equity	190,627	39,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$803,039	$215,106

See auditor’s report and notes to the audited financial statements.

Soellingen Advisory Group, Inc.

Statements of Operations

	For the Year Months Ended
	December 31,
	2014	2013
		RESTATED

Revenues	$501,708	$142,958

Operating Expenses
Selling and marketing	130,913	17,387
Consulting and compensation	391,371	256,800
Professional fees	75,180	30,983
General and administrative expense	73,516	16,668
Total operating expenses	670,980	321,838

Net loss from operations	(169,272)	(178,880)

Other income (expense)
Interest income	104	—
Interest expense	(8,608)	(12,886)
Referral income	80,000	60,000
Other income (expense)	—	(29)
	71,496	47,085

Net loss before taxes	(97,776)	(131,795)
Income taxes	—	—
Net loss	(97,776)	(131,795)

Other comprehensive income (loss)	81,572	(4,609)
Comprehensive loss	$(16,204)	$(136,404)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of
shares outstanding	20,635,168	19,893,331

See auditor’s report and notes to the audited financial statements.

Soellingen Advisory Group, Inc.

Statement of Stockholders’ Equity

From inception (March 28, 2013) to December 31, 2014

	Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance as of March 28, 2013	-	$-	-	$-	$-	$-	$-	$-

Shares issued for services	-	-	19,500,000	1,950	-	-	-	1,950
Sale of common stock for cash	-	-	943,666	94	45,006	-	-	45,100
Common stock issued in exchange of notes payable	-	-	53,400	5	40,045	-	-	40,050
Common stock issued in exchange of accounts payable	-	-	12,000	1	8,999	-	-	9,000
Contributed services by officers	-	-	-		80,000	-	-	80,000

Net loss (restated)	-	-	-	-	-	(4,609)	(131,795)	(136,404)

Balance, December 31, 2013	-	-	20,509,066	2,050	174,050	(4,609)	(131,795)	39,696

Sale of common stock for cash	-	-	205,034	21	153,804	-	-	153,825
Common stock issued in exchange of accounts payable	-	-	17,746	2	13,308	-	-	13,310

Net loss	-	-	-	-	-	81,572	(97,776)	(16,204)

Balance, December 31, 2014	-	$-	20,731,846	$2,073	$341,162	$76,963	$(229,571)	$190,627

See auditor’s report and notes to the audited financial statements.

Soellingen Advisory Group, Inc.

Statements of Cash Flows

	December 31,
	2014	2013
		RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(16,204)	$(136,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,913	—
Stock-based compensation	—	1,950
Referral income exchanged for note payable	(80,000)	(60,000)
Amortization of deferred revenue contracts	(225,708)	(18,958)
Amortization of deferred contract arrangement	49,950	149,850
Amortization of rent contract	3,599	1,835
Contribution of services	—	80,000
Provision for bad debt expense	108,325	—
(Gain) Loss on settlement of debt	—	29
Unrealized (gain) loss on marketable securities	(86,750)	4,800
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(81,400)	(101,350)
Notes receivable	(141,604)	—
Prepaid expenses and other assets	(2,447)	(12,187)
Increase (decrease) in operating liabilities:
Accounts payable	29,573	12,245
Accrued expenses	278,488	22,424
Deferred revenue and customer deposits	5,000	—
Related party advances	14,610	27,085
Net Cash (used in) provided by operating activities	(137,655)	(28,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,391)	—
Development of intangible assets	(2,625)	(10,471)
Net Cash Used in Investing Activities	(16,016)	(10,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	153,825	45,100
Net Cash provided by financing activates	153,825	45,100

Net change in cash and cash equivalents	154	5,948
Cash, beginning of period	5,948	—
Cash, end of period	$6,102	$5,948

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Fair value of marketable securities exchanged for receivables	$42,000	$24,000
Fair value of marketable securities received in execution of contract	$—	$40,000
Accounts payable settled in exchange for common stock	$13,310	$8,971
Conversion of note to common stock	$—	$40,050
Deferred contractual obligation in form of note	$—	$199,800
Note receivable exchanged for referral fee	$40,000	$—
Accounts receivable converted to note receivable	$101,500	$—

See auditor’s report and notes to the audited financial statements.

SOELLINGEN ADVISORY GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

NOTE 1. NATURE OF BUSINESS

Soellingen Advisory Group, Inc. (“The Company” or “SAGI”) was incorporated in the State of Florida as a for-profit Company on March 28, 2013.  The Company was formed to provide consulting services financial, operational, managerial and strategic financial advice to entrepreneurs, small and mid-sized companies, as well as, not-for-profit organizations, and government agencies.  The target industries are subject to constant change due to market trends, thereby making it extremely competitive. The business management and financing environment is complex, because several target segments are heavily regulated by both federal and state governments. SAGI’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by SAGI, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

The Company is headquartered in West Palm Beach, Florida.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The Company has incurred a net operating loss of $97,776 for the year ending December 31, 2014.  As of December 31, 2014 the Company has an accumulated deficit in the amount of $229,571 and a negative working capital of $292,388.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating and required capital expenditures until it becomes profitable to on an ongoing basis.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimate include collectability of accounts and notes receivable and allowances thereon, valuation of marketable securities, intangible asset lives and valuations of stock based compensation.  Actual results could differ from those estimates.

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

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes financial instruments which are classified as accounts receivable, notes receivable, marketable securities, accounts payable, accrued expenses, deferred revenues and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $5,948 at December 31, 2014.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made.

The Company has and may continue to accept restricted common stock of its client companies in satisfaction of its receivables.  The stock received is a non-cash transaction and may not yield the valuation of the receivables exchanged at the fair value at the date of the exchange.  Additionally, when exchanged for the client company stock, the future revenues may be deemed as a related party transaction.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, notes receivable and cash.

Concentration of credit risk with respect to trade receivables is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across geographic areas principally within the United States. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited.

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company may maintain bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at December 31, 2014.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets.  Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement.  Intangible assets consist of website development cost. In accordance with ASC 350-40-25, costs were expensed in planning and capitalized during development. Our website was launched in 2014 and no amortization was recognized in the period March 28, 2013 (date of inception) through December 31, 2013.  Amortization commenced in 2014.

IMPAIRMENT OF LONG- LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  When the Company determines that an impairment analysis is required, quarterly, the analysis is performed using the rules of FASB ASC for Asset Impairment, Impairment or Disposal of Long- Lived Assets.

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

The Company derives revenue from consulting arrangements with clients.  Revenue is generated on a monthly fees, based on scope of work on expected hourly fee structure, or on a fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements.

The Company has and may continue to accept restricted common stock of its client companies in satisfaction of its receivables.  The stock received is a non-cash transaction and may not yield the valuation of the receivables exchanged at the fair value at the date of the exchange.  Additionally, when exchanged for the client company stock, the future revenues may be deemed as a related party transaction.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were incurred, in the amount of $568 and $2,992, for the year ending December 31, 2014 and for the period May 28, 2013 (date of inception) through December 31, 2013, respectively.

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

Share-based expense for the year ending December 31, 2014 and for the period May 28, 2013 (date of inception) through December 31, 2013 totaled $0 and $1,950, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2014.

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

Unrealized exchange gains and (loss), in the amount of $(5,178) and $191, were recorded for the year ending December 31, 2014 and for the period November 8, 2013 (date of subsidiary inception) through December 31, 2013.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2014 and 2013.  As of December 31, 2014, the Company had no dilutive potential common shares.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

NOTE 3. RESTATEMENT

The Company considered revenue recognition policy in regards to the initial receipt of share based compensation from clients, received upon the signing of contractual service arrangements.  The Company recorded income for the fair value of the shares received as compensation.  The restatement is for the correction of the recognition policy, as it has been determined that the fair value of the shares received are to be recognized over the terms of the contractual agreement. Valuation of shares have also been adjusted, as well as classification of a revenue source.  Additionally, the revenue produced was through services provided by our officers, whereby the fair market value of their services are recognized in the restatement.  Restatement is as follows:

	Originally
	Reported		Adjustments	Restated
ASSETS
Current Assets
Cash and cash equivalents	$ 5,948			$ 5,948
Accounts receivable, net of allowance	77,350			77,350
Marketable securities	156,700	(a)	(97,500)	59,200
Prepaid and other current assets	51,696			51,696
Total Current Assets	291,694			194,194

Intangible assets, net of accumulated	10,471			10,471
Other assets	10,441			10,441
TOTAL ASSETS	$ 312,606			$ 215,106

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 3,274			$ 3,274
Accrued expenses	49,459	(b)	(25,200)	24,259
Deferred revenue and customer deposits	-	(c)	21,042	21,042
Due to related parties	27,085			27,085
Note payable	99,750			99,750
Total Current Liabilities	179,568			175,410
TOTAL LIABILITIES	179,568			175,410

Stockholders' Equity
Common stock: 500,000,000 authorized; $0.0001 par value
20,509,066 and 0 shares issued and outstanding	2,051			2,051
Additional paid in capital	94,049	(e)	80,000	174,049
Accumulated other comprehensive income (loss)	(4,609)			(4,609)
Accumulated deficit	41,547		(173,342)	(131,795)
Total Stockholders' Equity	133,038			39,696
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 312,606			$ 215,106

Revenues	$ 321,500	(a)	(97,500)	$ 142,958
		(c)	(21,042)
		(d)	(60,000)

Operating Expenses	241,838	(e)	80,000	321,838

Net loss from operations	79,662			(178,880)

Other income (expense)	(12,915)	(d)	60,000	47,085
Income tax benefit	(25,200)	(b)	25,200	-
Net loss	$ 41,547			$ (131,795)

Other comprehensive income (loss)	(4,609)			(4,609)
Comprehensive Loss	$ 36,938			$ (136,404)

Adjustments:
(a)	Valuation adjustment on shares received for service, adjusted from S1 offering price to par value.
(b)	Adjustment for income tax expense, reduced from income to full allowance.
(c)	Adjustment for deferred portion of shares received, per contract, ratably recognized over the length of the contract.
(d)	Reclassification of referral income, resulting in the reduction of note payable.
(e)	Recognized fair market value of services contributed by officers of the corporation, in the production of income and administrative services

NOTE 4. INVESTMENTS IN MARKETABLE SECURITIES

The Company was issued equity securities for services rendered or to be provided under contractual obligation.  All investments are available for sale, or in the instances of restricted stock issues, are considered to be eligible for registration within a six month period; therefore, these investments are classified as held for trade as current assets on the Company’s balance sheet.  For securities held of companies that are not yet publicly traded, or are in process of registration, the securities are held as a long-term asset and valued at cost.   The Company has received shares in companies either through contract or the acceptance of shares in exchange for contracted services.  The Company’s investment portfolio consists of publicly traded companies or early stage companies, in the process of registration.

	As of December 31, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in marketable securities, available for sale	$119,700	$119,700	-	-	$119,700

Total	$119,700	$119,700	-	-	$119,700

The amortized cost and fair value of these investments were as follows:

	December 31, 2014
	Carrying Cost	Net Unrealized Gain (Loss)	Fair Value
Equity instruments	$37,750	$81,950	$119,700

The changes in fair value of the investments were recorded as follows:

December 31, 2014
Equity Securities
Fair value at beginning of period	$19,200
Equities received, at fair value	13,750
Equities sold	---
Change in net unrealized gain (loss)	86,750
Fair value at end of period	$119,700

The equity investments have been valued using level 1 inputs.

The Company has received marketable securities from clients, in exchange for service, per contractual agreement.  Share received, which are not currently quoted on market exchange, as they are in process of registration, have been valued at the fair value of third party investors under regulation 506D, as filed.  The Company had recorded the shares at the fair value, as a long-term asset.  As of December 31, 2014 and 2013, the fair value of these securities were $453,000 and $40,000, respectively.

NOTE 5. PREPAID EXPENSE

The Company entered into a consulting agreement with New Opportunity Business Solutions (“NOBS”), a non-related party, on April 1, 2013.  NOBS is to provide consulting services related to the preparation of the S1 registration statement being filed with the Security and Exchange Commission.  The contract term is for a 12 month period with total compensation in the amount of $199,800, due and payable at the engagement date (April 1, 2013). The Company is ratably charging expense of the contract over the 12 month term in the amount of $16,650 per month.   As of December 31, 2014 and 2013, the Company has expensed $49,950 and $149,850 and the prepaid balance was $0 and $49,950, respectively.

The balance of prepaid expense, inclusive of other prepayments, at December 31, 2014 and 2013 is $4,193 and $51,696, respectively.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,
	2014	2013
Furniture and office fixtures	$11,309	$--
Computer equipment	2,082	--
Total	13,391	--
Less accumulated depreciation	2,767	--
Property and equipment, net	$10,624	$--

Depreciation for the year ending December 31, 2014 and for the period May 28, 2013 (date of inception) through December 31, 2013 was $2,767 and $0, respectively.

NOTE 7. INTANGIBLE PROPERTY

Intangible property consists of website development costs for the purpose of our on-line presence and marketing.  Intangible property consists of:

	December 31,
	2014	2013
Website development costs	$13,096	$10,471
Less accumulated amortization	4,146	--
Property and equipment, net	$8,950	$10,471

Commencing in January 2014, the first period of operation, we commenced amortizing the costs over a three (3) year period, the useful life. Amortization expense was $4,146 and $0 for the year ending December 31, 2014 and for the period May 28, 2013 (date of inception) through December 31, 2013, respectively.  Future amortization will be:

For the years ending December 31,
2014	$4,365
2015	4,365
2016	220
thereafter	0
$8,950

NOTE 8. PROMISSORY NOTE PAYABLE

Notes payable consisted of the following:

	December 31,
	2014	2013

New Opportunity Business Solutions, Inc. (“NOBS”), a non-related party for consulting services to the Company. SAGI is a client of NOBS and presently SAGI has made arrangements with NOBS to make reductions to the note in return for successful referrals of clients that retain NOBS. In June 2013 SAGI and NOBS formalized amounts payable to NOBS into a Promissory Note Payable, upon demand, at a stated 10% interest rate, for the original contracted amount of $199,800.  The note is as support for the consulting fee which was owed by SAGI but not paid as required. Accrued interest at December 31, 2014 and 2013 was $19,883 and $12,924, respectively.

	$59,750	$99,750
Less current portion	59,750	99,750
Long-term portion	$--	$--

During the year ending December 31, 2014 and for the period May 28, 2013 (date of inception) through December 31, 2013, the note was reduced by $40,000 and $60,000 for referrals, per agreement, and in 2013 the noteholder exchanged $40,050 for 53,400 shares of common stock, at the fair market value (last traded price to non-related party) of $.75 per share.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company's shareholders have pledged support to fund continuing operations; however there is no written commitment to this effect.  The Company may be dependent upon the continued support of these parties.  As of December 31, 2014 and 2013, the Company owed the Officers $22,675 and $21,375, respectively.

In March 2014, the Chief Executive Officer exchanged $13,310 due from advances and payment made on behalf of the Company for 17,746 shares of common stock.  The exchange was made at the fair value of the common stock on the date of the exchange; no gain or loss on the extinguishment of the payable was recognized.

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not have employment contracts with its key employees, including the officers of the Company.  On February 24, 2014, upon the hiring of our Chief Financial Officer, an employment contract was issued for an annual salary of $60,000 and included bonus and options, upon Board approval, based on the Company meeting corporate goals and milestones.  Upon signing, 100,000 shares of common stock were issued to the Chief Financial Officer.  $45,000 of expense was recognized under this contract for the year ending December 31, 2014.

The Chief Executive Officer and Chief Operating Officers have accrued and unpaid compensation, in the amounts of $80,000 and $60,000, respectively, for the year ending December 31, 2014.  The Company recorded compensation to these individuals of $40,000 each in 2013, which was recorded as expense and a corresponding credit to capital, as a contribution of their service value.

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

NOTE 10. INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company has not recorded a provision for income taxes as it they are fully off-set by valuation allowance.   Deferred tax assets and liabilities are minimal and considered immaterial.  Provision (benefit) for income taxes is as follows:

	December 31,
	2014	2013
Federal	$(33,200)	$(44,800)
State	(3,600)	(4,900)
Total	(36,800)	(49,700)
Less accumulated amortization	36,800	49,700
Taxes, net	$--	$--

The Company has a net operating loss carryforward of approximately $229,000 as of December 31, 2014.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service beginning with its initial year, 2013.

NOTE 11. SHAREHOLDERS’ EQUITY

On March 28, 2013 the Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.  On April 16, 2013, the Board of Directors approved the amendment of the articles of incorporation to authorize, in addition to the common shares, 100,000,000 shares of $0.0001 par value preferred shares.

PREFERRED STOCK

The Board of Directors is expressly vested with the authority to divide any or all of the 100,000,000 authorized preferred shares, $0.0001 par value, into series and to fix and determine the relative rights and preferences of the shares of each series.  The Board of Directors have not made any designation to any series of preferred shares.  As of December 31, 2014 there have been no preferred shares issued.

COMMON STOCK

On April 5, 2013 the Company issued 19,250,000 shares, par value $.0001, to David Haig, CEO and Director and 250,000 shares, par value $.0001, to Raymond Skaff, Director, in exchange for services totaling $1,950.

During the years ending December 31, 2014 and 2013 the Company sold 205,034 and 943,666 shares of common stock for cash proceeds of $153,825 and $45,100, respectively.

The Company issued 53,400 common shares in partially settlement of $40,050 of the promissory note payable.  Shares were valued at the fair market price, as determined by the last sale to an unrelated party, of $0.75 per share, on December 31, 2013.

In November 2013, the Company issued 8,000 common shares in satisfaction of $5,971 of accounts payable.  The share price, at the time of the exchange, was $0.75 per share, as determined by recent sales to non-related third parties.  The Company recognized a loss of $29 in the extinguishment of the liability.   On November 20, 2013 the Company issued 3,000 shares of common stock to a related party at a subscription price of $0.75 per share, for settlement of $2,250 of amounts payable.

In March 2014, the Chief Executive Officer exchanged $13,310 due from advances and payment made on behalf of the Company for 17,746 shares of common stock.  The exchange was made at the fair value of the common stock on the date of the exchange; no gain or loss on the extinguishment of the payable was recognized.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On October 10, 2013, the Company entered into an office lease in Ottawa, Ontario commencing December 1, 2013 and term expiring November 30, 2018.  The lease terms allow for free rent periods, escalation in the annual fees and common area charges.  Future lease obligations, as of December 31:

2015	$ 33,455
2016	33,455
2017	33,455
2018	30,667
Thereafter	-
$ 131,032

For the years ending December 31, 2014 and 2013, the Company has recorded rent expense, in association with the above lease and the Florida lease, in the amount of $52,578 and $4,855, including allocation of costs associated with the rent concessions in the amount of $3,599 and $1,835, respectively.

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

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal

Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will and have created a position to segregate duties consistent with control objectives and we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Name	Age	Position
David Haig	43	CEO & President, Director
Raymond Skaff	52	Vice President, Corporate Communications Director
William D. Webb, Jr.	55	Chief Financial Officer

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

William D. Webb, Jr. has over 29 years of experience in financial services sector as well as independent consulting. During this time he has built retail financial services operations from the ground up by employing his problem solving skills, seeking innovation, and utilizing his signature pragmatism He currently works with small to mid-sized financial services firms that conduct business in mergers and acquisitions, advisory services, institutional brokerage services, among others.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2014, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(2)	(j)
		Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
				Awards	Awards	incentive	deferred	compen-
						plan	compensation	sation
Name and principal position (1)	Year	($)	($)	($)	($)	compensation ($)	earnings ($)	($)	($)
David Haig , President, CEO	2013 2014	40,000 80,000	-0- -0-	1,925 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	41,925 80,000
Raymond Skaff, Vice President, Corporate Communications	2013 2014	30,000 60,000	-0- -0-	25 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	30,025 60,000
William D. Webb, Jr, CFO	2013 2014	10,000 45,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	10,000 45,000

(1) There is no employment contract with Mr. Haig and Mr. Skaff at this time.  Nor are there any agreements for compensation in the future.  A salary and stock options and/or warrants program may be developed in the future.  Compensation (salaries) for the year ending December 31, 2013 were unpaid and contributed to capital by the officers. Compensation (salaries) for the year ending December 31, 2014 were unpaid and included in accrued expenses.

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

(3) The restricted stock was valued at the last trade price on the day of issuance in accordance with ASC 718.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)(2)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
David J. Haig	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Raymond Skaff	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2014, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	David Haig	18,319,746	88.4%
Common Stock	Raymond Skaff	1,140,000	5.5%
Common Stock	William Webb	100,000	0.5%
Common Stock	All Executive Officers and Directors as a Group (1)	19,559,746	94.4%

(1)

Includes certificates held in name, wholly owned entities, and immediate family members.

(2)

The percentages are based on a total of 20,731,846 shares of common stock issued and outstanding as of December 31, 2014.

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

In April 2013 the Company issued 40,000 shares of common stock at $0.025 to 6489125 Canada Corp., a corporation controlled by Raymond Skaff, our Vice President, Corporate Communications for USD $1,000.00.

In April 2013 the Company issued 12,000 shares of common stock at $0.025 for USD $300.00 to Karen Haig, the spouse of our CEO.

In March 2014 the Company exchanged 17,746 common shares to David Haig, in exchange for $13,310 of payables owed, valued at the fair market trading price at the date of exchange.

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

Item 14. Principal Accounting Fees and Services

	2014	2013
Audit fees	21,500	8,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

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

SOELLINGEN ADVISORY GROUP, INC.

Name	Title	Date
/s/David Haig	Principal Executive Officer, Director	April 15, 2015
/s/ William D. Webb, Jr.	Principal Accounting Officer, Chief Financial Officer,	April 15, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE