Form 10-Q
period 2015-03-31
Soellingen Advisory Group, Inc.
filed 2015-06-02
CIK 1574946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-189007

Soellingen Advisory Group, Inc.
(Exact Name of Registrant as specified in its charter)
Florida	90-0954373
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

777 South Flagler Drive, Suite 800, West Palm Beach FL 33401	33401
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) (561) 214-4832

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (__) Yes (_x_) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of June 2, 2015 was 20,731,846

Soellingen Advisory Group, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$1,442	$6,102
Accounts receivable, net of allowance for
doubtful accounts of $78,900 and $32,200, respectively	118,350	124,550
Notes receivable, net of allowance of
$76,125 and $76,125 and accrued interest of $1,217	66,592	65,479
and $104, respectively
Marketable securities available for sale	137,175	119,700
Prepaid expenses	4,193	4,193
Total Current Assets	327,752	320,024

Property and equipment, net of accumulated
depreciation of $3,506 and $2,767, respectively	9,885	10,624
Intangible assets, net of accumulated
amortization of $5,237 and $4,146, respectively	7,859	8,950
Investment in marketable securities, at cost, net of valuation	271,800	453,000
valuation allowance of $181,200 and $0, respectively
Security deposits	10,441	10,441
TOTAL ASSETS	$627,737	$803,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$63,175	$38,557
Accrued expenses	337,922	306,346
Deferred revenue and client deposits	—	185,084
Due to related parties	25,525	22,675
Note payable	59,750	59,750
Total Current Liabilities	486,372	612,412
TOTAL LIABILITIES	486,372	612,412

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.0001 par value
0 and 0 shares issued and outstanding, respectively	—	—
Common stock: 500,000,000 authorized; $0.0001 par value
20,731,846 and 20,731,846 shares issued and outstanding, respectively	2,073	2,073
Additional paid in capital	341,162	341,162
Accumulated other comprehensive income (loss)	(85,736)	76,963
Accumulated deficit	(116,134)	(229,571)
Total Stockholders' Equity	141,365	190,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$627,737	$803,039

See notes to unaudited financial statements

Soellingen Advisory Group, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
		RESTATED
Revenues	$178,880	$132,468

Operating Expenses
Professional fees	11,701	18,005
General and administrative expense	51,552	106,985
Depreciation and amortization	1,830	1,223
Total operating expenses	65,083	126,213

Net Income from operations	113,797	6,255

Other income (expense)
Interest income	1,113	—
Interest expense	(1,473)	(2,444)
Referral income	—	40,000
	(360)	37,556

Net Income before taxes	113,437	43,811
Income taxes	—	(17,100)
Net Income	113,437	26,711

Other comprehensive income (loss)	(162,699)	(475)
Comprehensive loss	$(49,262)	$26,236

Basic and diluted loss per share	$(0.00)	$0.00

Weighted average number of
shares outstanding	20,731,846	20,519,066

See notes to unaudited financial statements

Soellingen Advisory Group, Inc.
Consolidated Statements of Cash Flows
	March 31,
	2015	2014
	(unaudited)	RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(49,262)	$26,236
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,830	1,223
Referral income exchanged for note payable	—	(40,000)
Amortization of deferred contract arrangement	(185,084)	49,950
Amortization of rent contract	—	2,013
Valuation allowance on marketable securities	181,200	—
Unrealized (gain) loss on marketable securities	(17,475)	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	6,200	(50,530)
Marketable securities	—	(146,250)
Notes receivable	(1,113)	—
Prepaid expenses and other assets	—	6,994
Increase (decrease) in operating liabilities:
Accounts payable	24,618	17,575
Accrued expenses	31,576	48,950
Deferred revenue and customer deposits	—	72,292
Related party advances	2,850	15,060
Net Cash (used in) provided by operating activities	(4,660)	3,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(13,391)
Development of intangible assets	—	(2,625)
Net Cash Used in Investing Activities	—	(16,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	7,500
Net Cash provided by financing activates	—	7,500

Net change in cash and cash equivalents	(4,660)	(5,003)
Cash, beginning of period	6,102	5,948
Cash, end of period	$1,442	$945

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Accounts payable settled in exchange for common stock	$—	$13,310
Note payable exchanged for referral fee	$—	$40,000
See notes to unaudited financial statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $945 at March 31, 2015 and $5,948 at December 31, 2014.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. Management periodically assess the need to reserve for uncollectible accounts.  As of March 31, 2015 and December 31, 2014, the allowance was $78,900 and $32,200, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company may maintain bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at March 31, 2015.

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

ADVERTISING

Advertising costs are expensed as incurred.  There were no Advertising costs incurred for the period ending March 31, 2015 and 2014.

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

Share-based expense for the period ending March 31, 2015 and 2014 were $-0-.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2015.

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

Unrealized exchange losses, in the amount of $1,026 and $475, were recorded during the period ending March 31, 2015 and 2014, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2015 and December 31, 2014.  As of March 31, 2015, the Company had no dilutive potential common shares.

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

For the period ending March 31, 2014

	Originally
	Reported		Adjustments	Restated

Revenues	$ 244,760	(a)	(72,292)	$ 132,468
		(b)	(40,000)

Operating Expenses	126,213			126,213
Net income (loss) from operations	118,547			6,255

Other income (expense)	(2,444)	(b)	40,000	37,556
Provision for income taxes	(43,800)	(c)	26,700	(17,100)
Net (income) loss	$ 72,303			$ 26,711

Other comprehensive income (loss)	(475)			(475)
Comprehensive Income	$ 71,828			$ 26,236

Adjustments:
(a)	Adjustment for valuations and deferred portion of shares received, per contract, ratably recognized over the length of the contract.
(b)	Reclassification of referral income, resulting in the reduction of note payable.
(c)	Adjustment for income tax expense, reduced from income to full allowance.

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

	As of March 31, 2015 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in marketable securities, available for sale	$137,175	$137,175	-	-	$137,175

Total	$137,175	$137,175	-	-	$137,175

The amortized cost and fair value of these investments were as follows:

	March 31, 2015
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Equity instruments	$119,700	$17,475	$137,175

The changes in fair value of the investments were recorded as follows:

March 31, 2015
Equity Securities
Fair value at beginning of period	$119,700
Equities received, at fair value	---
Equities sold	---
Change in net unrealized gain (loss)	17,475
Fair value at end of period	$137,175

The equity investments have been valued using level 1 inputs.

The Company has received marketable securities from clients, in exchange for service, per contractual agreement.  Share received, which are not currently quoted on market exchange, as they are in process of registration, have been valued at the fair value of third party investors under regulation 506D, as filed.  The Company had recorded the shares at the fair value, as a long-term asset.  As of March 31, 2015 the value of these securities, at cost, were $453,000.  A valuation allowance has been applied, estimating the realization, in the amount of $181,200.

NOTE 5.  LONG LIVED ASSETS

PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31, 2015	December 31, 2014
Furniture and office fixtures	$11,309	$11,309
Computer equipment	2,082	2,082
Total	13,391	13,391
Less accumulated depreciation	3,506	2,767
Property and equipment, net	$9,885	$10,624

The Company ratably expenses costs over the assets useful life, a 5-7 year period, on a straight-line basis. Depreciation for the three months ending March 31, 2015 and 2014 was $739 and $350, respectively.

INTANGIBLE PROPERTY

Intangible property consists of website development costs for the purpose of our on-line presence and marketing.

	March 31, 2015	December 31, 2014
Website development costs	$13,096	$13,096
Less accumulated depreciation	5,237	4,146
Property and equipment, net	$7,859	$8,950

The Company amortizes costs over a three (3) year period, the useful life, on a straight-line basis. Amortization expense was $1,091 and $873 for the three month periods ending March 31, 2015 and 2014, respectively.  Future amortization will be $4,365 annually for the years 2015 through 2016.

NOTE 6. PROMISSORY NOTE PAYABLE

Notes payable consisted of the following as of December 31, 2014:

New Opportunity Business Solutions, Inc. (“NOBS”), a non-related party for consulting services to the Company. SAGI is a client of NOBS and presently SAGI has made arrangements with NOBS to make reductions to the note in return for successful referrals of clients that retain NOBS. In June 2013 SAGI and NOBS formalized amounts payable to NOBS into a Promissory Note Payable, upon demand, at a stated 10% interest rate, for the original contracted amount of $199,800.  The note is as support for the consulting fee which was owed by SAGI but not paid as required. Accrued interest at March 31, 2015 and December 31, 2014 was $21,356 and $19,883, respectively.

$59,750

Total notes payable	$59,750
Less current portion	(59,750)
Long-term portion	$--

During the period ending March 31, 2014, the note was reduced by $40,000 for referrals, per agreement.

NOTE 7. RELATED PARTY TRANSACTIONS

SHAREHOLDER ADVANCES

The Company's shareholders have pledged support to fund continuing operations; however there is no written commitment to this effect.  The Company may be dependent upon the continued support of these parties.  The Company’s officers and directors have supported the cash requirements to meet current obligations, either through loans or payments on behalf of the Company. As of March 31, 2015 and December 31, 2014, the Company owed the Officers $25,525 and $22,675, respectively. These advances are not evidenced by formalized notes, have no repayment terms, with no stated interest rate, and are considered due on demand.

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

OTHER

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

NOTE 8. INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  As of March 31, 2015, the Company has recorded a full valuation allowance.

The Company is not currently open to audit under the statute of limitations by the Internal Revenue Service for any years, as the Company has completed its initial year.

NOTE 9. SHAREHOLDERS’ EQUITY

COMMON STOCK

On March 28, 2013 the Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.

PREFERRED STOCK

On April 16, 2013, the Board of Directors approved the amendment of the articles of incorporation to authorize, in addition to the common shares, 100,000,000 shares of $0.0001 par value preferred shares.

The Board of Directors is expressly vested with the authority to divide any or all of the 100,000,000 authorized preferred shares, $0.0001 par value, into series and to fix and determine the relative rights and preferences of the shares of each series.  The Board of Directors have not made any designation to any series of preferred shares.  As of March 31, 2015 there have been no preferred shares issued.

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

2015	25,090
2016	33,455
2017	33,455
2018	30,667
Thereafter	-
$ 122,667

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

Results of Operations for the three months ended March 31, 2015 and March 31, 2014

Revenues

Revenues were $178,880 and $132,468 for the three months ended March 31, 2015 and March 31, 2014.  Total revenues were the result of the Company’s service agreements.  Under the terms of the service agreements the Company will provide consulting services for strategic business and financial planning. The Company invoices their respective clients monthly ranging from $3,000 to $6,500.  Each service agreement is for a twelve month period.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 and 2014 was $65,083 and $126,213, respectively.  The decrease in expenses is due to consulting and other compensation, which has been limited in the current period.

Other Income and Expenses

For the three months ended March 31, 2015 and March 31, 2014, other expenses were primarily interest expense.  Additionally, we recognized referral income, in the amount of $40,000 for the period ending March 31, 2014.  Total referral income resulted from referring new clients to New Opportunity Business Solutions, a debt holder.  The Company has made arrangements with New Opportunity Business Solutions to make reductions to its note payable in return for successful referrals of entities that retain the services of New Opportunity Business Solutions.  During the three month period ending March 31, 2014 the Company has made two successful referrals to New Opportunity Business Solutions resulting in $40,000 in referral fees, a reduction in our debt obligation.

19

Financial Condition

Total assets were $627,737 at March 31, 2015.  The increase in total assets was primarily due to accounts receivables and marketable equity securities which amounted to $593,917 or 84% of total assets.  Total liabilities were $486,372 as of March 31, 2015, all of which was currently due or on demand.  Total liabilities include a promissory note, payable upon demand, related to a consulting contract associated with the preparation of the S1 registration statement.  The balance on the promissory note was $59,750 or 12% of all liabilities.  The Company has a working capital deficit, defined by current assets less current liabilities, of $158,620 as of March 31, 2015.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has not generated any significant cash flows since operations commenced and has used $4,660 in operating activities.  Because of the absence of any significant positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are presently able to meet our obligations as they come due.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2015.

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

With respect to the period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2015, the Company did not issue any unregistered shares of its common stock.

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

SOELLINGEN ADVISORY GROUP, INC.

Name	Title	Date
/s/David Haig	Principal Executive Officer, Director	June 2, 2015
/s/ William D. Webb, Jr.	Principal Accounting Officer, Chief Financial Officer,	June 2, 2015