Form 10-Q
period 2015-06-30
Soellingen Advisory Group, Inc.
filed 2015-10-22
CIK 1574946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-189007

Soellingen Advisory Group, Inc.
(Exact Name of Registrant as specified in its charter)
Florida	90-0954373
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

777 South Flagler Drive, Suite 800, West Palm Beach FL 33401	33401
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) (844)367-7244

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of October 22, 2015 was 20,736,846

EXPLANATORY NOTE

The Company removed their current auditor, Anton & Chia, LLP, on October 20, 2015.  During the time period that Anton & Chia was engaged as our independent registered public accounting firm, they have been unable to provide us with a review of the financial statements as required under the Statement of Auditing Standards 100, or SAS 100.

As a result of Anton & Chia’s removal, the unaudited interim financial information presented in this Form 10-Q has not been reviewed by an outside independent registered public accounting firm as required by the rules of the Securities and Exchange Commission.  As a result, this Form 10-Q is considered deficient and the Company continues not to be timely or current in its filings under the Securities Exchange Act of 1934, as amended.  While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s Audit Committee and management believe that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon.  Except for the absence of this review of the unaudited interim financial information discussed above, the Company believes this Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this report with the SEC in spite of the current circumstances to provide the financial and other information set forth herein to its shareholders and other interested parties.

The Company has engaged Scott D. Salberg, CPA, CVA as its new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2015 and to re-audit the Company’s financial statements for the fiscal years ended December 31, 2014 and 2013.  Salberg has also been engaged to review the Company’s interim financial information for the three months ended March 31, 2015, the three and six months ended June 30, 2015, and for the subsequent interim periods.

The Chief Executive Officer and Chief Financial Officer believe, to the best of their knowledge, that the unaudited interim financial information presented herein accurately portrays the financial condition of the Company.  To that end, they have provided the certifications under Section 302 of the Sarbanes-Oxley Act of 2002.  Section 906 certification is omitted from this filing only because, as a result of the actions described above, the unaudited interim financial information presented herein has not been reviewed by an independent registered public accountant under SAS 100.  The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filings of periodic reports as referenced in the certifications.  Before the Company’s officers can make a Section 906 certification, our new auditor must complete their review of the unaudited interim financial information presented herein under SAS 100.  Once the SAS 100 review of this unaudited interim financial information and the unaudited financial information for applicable prior periods, the Company will file an amendment to this report with the Section 906 certification as soon as practicable.

Soellingen Advisory Group, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$1,801	$6,102
Accounts receivable, net of allowance for
doubtful accounts of $78,900- and $32,000, respectively	135,510	124,550
Notes receivable, net of allowance of
$76,125 and $76,125) and accrued interest of $--	65,375	65,479
and $1,217, respectively
Marketable securities available for sale	137,175	119,700
Prepaid expenses	4,193	4,193
Total Current Assets	344,054	320,024

Property and equipment, net of accumulated
depreciation of $-- and $2,767, respectively	11,139	10,624
Intangible assets, net of accumulated
amortization of $--- and $4,146, respectively	6,767	8,950
Investment in marketable securities, at cost	271,800	453,000

Security deposits	10,441	10,441
TOTAL ASSETS	$644,201	$803,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$34,747	$38,557
Accrued expenses	397,886	306,346
Deferred revenue and client deposits	—	185,084
Due to related parties	30,512	22,675
Note payable	79,983	59,750
Total Current Liabilities	543,148	612,412
TOTAL LIABILITIES	543,148	612,412

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Preferred stock: 100,000,000 authorized; $0.0001 par value
0 and 0 shares issued and outstanding, respectively	—	—
Common stock: 500,000,000 authorized; $0.0001 par value
20,731,846 and 20,731,846 shares issued and outstanding, respectively	2,073	2,073
Additional paid in capital	343,661	341,162
Accumulated other comprehensive income (loss)	(84,966)	76,963
Accumulated deficit	(157,195)	(229,571)
Total Stockholders' Equity	103,573	190,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$646,701	$803,039

See notes to unaudited financial statements

Soellingen Advisory Group, Inc.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
		RESTATED		RESTATED
Revenues	$38,300	$223,740	$217,180	$326,208

Operating Expenses
Selling and Marketing	-	6,306	3,675	7,728
Professional fees	30,063	18,105	41,764	22,380
General and administrative expense	11,553	101,902	63,105	189,762
Depreciation and amortization	2,052	-	3,882	3,080
Total operating expenses	43,668	126,313	112,426	222,950

Net Income from operations	(5,368)	140,003	104,754	133,258

Other income (expense)
Interest income	-		1,113
Interest expense	(1,658)	(2,584)	(3,131)
Accrued Expenses				34,972
Total other income (expense)	(1,658)	(2,584)	(2,018)	34,972

Net Income before taxes	(7,026)	137,419	102,736	168,230
Income taxes	5,553	(51,800)	(30,360)	(64,100)

Net Income (Loss)	$(1,473)	$85,619	$72,376	$104,130

Other comprehensive income (loss)	770	32,183	(161,929)	31,708

Comprehensive Income (Loss)	$(703)	$117,802	$(89,553)	$135,838

Basic and diluted gain (loss) per share	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average number of
shares outstanding	20,731,846	20,595,274	20,731,846	20,554,941

See notes to unaudited financial statements

Soellingen Advisory Group, Inc.
Consolidated Statements of Cash Flows
	For the Six Months Ended
	June 30,
	2015		2014
	(unaudited)		RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$63,576		$104,130
Other Comprehensive income (loss)
Foreign currency translation gain (loss)	1,796		2,908
Unrealized gain (loss) on marketable securities	(163,725)		28,800
Comprehensive net income (loss)	(98,353)		135,828

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,882		3,080
Stock-based compensation	(40,000)		(40,000)
Amortization of deferred contract arrangement	49,950		49,950
Amortization of rent contract	2,013		3,599
Valuation allowance on marketable securities			—
Unrealized (gain) loss on marketable securities			—
Debt settlement in exchange for service
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(10,960)		(160,280)
Marketable securities	(17,745)		(274,800)
Notes receivable	104		—
Prepaid expenses and other assets	(49,950)		7,188
Increase (decrease) in operating liabilities:
Accounts payable	(3,810)		5,141
Accrued expenses	100,826		131,700
Deferred revenue and customer deposits	(185,084)		91,130
Related party advances	5,337		1,500
Net Cash (used in) provided by operating activities	(243,790)		(46,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,214)		(13,391)
Acquisition of intangible assets	181,200		(2,625)
Net Cash Used in Investing Activities	178,986		(16,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	60,233		67,500
Repayment of loan(s)
Net Cash provided by financing activates	60,233		67,500

Net change in cash and cash equivalents	(4,571)		5.000
Cash, beginning of period	6,102		5,948
Cash, end of period	$1,531		$10,948

Supplemental cash flow information
Cash paid for interest	$—		$—
Cash paid for taxes	$—		$—

Non-cash transactions:
Accounts payable settled in exchange for common stock	$—		$13,310
Note payable exchanged for referral fee	$—	$	---

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

The unaudited interim financial information presented in this Form 10-Q has not been reviewed by an independent registered public accounting firm.  See the explanatory note at the beginning of the Form 10-Q for a further description.  As a result, this Form 10-Q is considered deficient and the Company continues not to be timely or current in its filings under the Securities Exchange Act of 1934, as amended.  While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s management believes that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon.  Except for the absence of this review of the unaudited interim financial information discussed above and the omission of the 906 certification discussed in greater detail in the explanatory note, this Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this report with the SEC in spite of the current circumstances to provide the financial and other information set forth herein to its shareholders and other interested parties.  Once we have retained a new independent registered public accounting firm and they have completed their SAS 100 review of this unaudited interim financial information and the unaudited financial information for applicable prior period, the Company will file an amendment to this Form 10-Q as soon as practicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $1,801 at June 30, 2015 and $6,102 at December 31, 2014.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts based upon a periodic review and analysis of outstanding accounts receivable balances. Uncollectible receivables are charged to the allowance when deemed uncollectible. Recoveries of accounts previously written off are used to credit the allowance account in the periods in which the recoveries are made. Management periodically assess the need to reserve for uncollectible accounts.  As of June 30, 2015 and June 30, 2015, the allowance was $78,900 and $32,200, respectively.

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

The Company places its temporary cash investments with high credit quality financial institutions. At times, the Company may maintain bank account balances, which exceed FDIC limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. Management does not believe significant credit risk exists at June 30, 2015.

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

ADVERTISING

Advertising costs are expensed as incurred.  There were no Advertising costs incurred for the period ending June 30, 2015 and 2014.

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

Share-based expense for the period ending June 30, 2015 and 2014 were $-0-.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of June 30, 2015.

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

Unrealized exchange losses/gains, in the amount of $770 and $(1,026) were recorded during the period ending June 30, 2015 and 2014, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2015 and June 30, 2015.  As of June 30, 2015, the Company had no dilutive potential common shares.

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

For the period ending June 30, 2014

	Originally
	Reported		Adjustments	Restated

Revenues	$ 236,740	(a)	(13,000)	$ 223,740

Operating Expenses	96,737			96,737
Net income (loss) from operations	140,003			127,003

Other income (expense)	(2,584)			(2,584)
Provision for income taxes	(51,800)	(b)	4,800	(47,000)
Net (income) loss	$ 85,619			$ 77,419

Other comprehensive income (loss)	32,183			32,183
Comprehensive Income	$ 117,802			$ 109,602

Adjustments:
(a)	Adjustment for valuations and deferred portion of shares received, per contract, ratably recognized over the length of the contract.
(b)	Adjustment for income tax expense, reduced from income to full allowance.

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

	As of June 30, 2015 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in marketable securities, available for sale	$137,175	$137,175	-	-	$137,135

Total	$137,175	$137,175	-	-	$137.175

The amortized cost and fair value of these investments were as follows:

	June 30, 2015
	Cost or Amortized Cost	Net Unrealized Gain (Loss)	Fair Value
Equity instruments	$137,175	$-0-	$137,175

The changes in fair value of the investments were recorded as follows:

June 30, 2015
Equity Securities
Fair value at beginning of period	$119,700
Equities received, at fair value	---
Equities sold	---
Change in net unrealized gain (loss)	17,745
Fair value at end of period	$137,175

The equity investments have been valued using level 1 inputs.

The Company has received marketable securities from clients, in exchange for service, per contractual agreement.  Share received, which are not currently quoted on market exchange, as they are in process of registration, have been valued at the fair value of third party investors under regulation 506D, as filed.  The Company had recorded the shares at the fair value, as a long-term asset.  As of June 30, 2015 the value of these securities, at cost, were $271,800.

NOTE 5.  LONG LIVED ASSETS

PROPERTY AND EQUIPMENT

Property and equipment consists of:

	June 30, 2015	December 31, 2014
Furniture and office fixtures	$13,523	$11,309
Computer equipment	2,082	2,082
Total	15,605	13,391
Less accumulated depreciation	4,466	2,767
Property and equipment, net	$11,139	$10,624

The Company ratably expenses costs over the assets useful life, a 5-7 year period, on a straight-line basis. Depreciation for the three months ending June 30, 2015 and 2014 was $739 and $350, respectively.

INTANGIBLE PROPERTY

Intangible property consists of website development costs for the purpose of our on-line presence and marketing.

	June 30, 2015	December 31, 2014
Website development costs	$13,096	$13,096
Less accumulated depreciation	6,329	4,146
Property and equipment, net	$6,767	$8,950

The Company amortizes costs over a three (3) year period, the useful life, on a straight-line basis. Amortization expense was $1,091 and $873 for the three month periods ending June 30, 2015 and 2014, respectively.  Future amortization will be $4,365 annually for the years 2015 through 2016.

NOTE 6. PROMISSORY NOTE PAYABLE

Notes payable consisted of the following as of June 30, 2015:

New Opportunity Business Solutions, Inc. (“NOBS”), a non-related party for consulting services to the Company. SAGI is a client of NOBS and presently SAGI has made arrangements with NOBS to make reductions to the note in return for successful referrals of clients that retain NOBS. In June 2013 SAGI and NOBS formalized amounts payable to NOBS into a Promissory Note Payable, upon demand, at a stated 10% interest rate, for the original contracted amount of $199,800.  The note is as support for the consulting fee which was owed by SAGI but not paid as required. Accrued interest at June 30, 2015 and December 31, 2014 was $21,356 and $19,883, respectively.

$59,750

Think Sharp, Inc., a non-related party issued for cash (in Canadian $ dollars) a Promissory Note, due upon demand, at a stated 12% interest rate. Accrued interest at June 30, 2015 and December 31, 2014 was $500.00 and $0.00, respectively.

CA$25,000

Total notes payable	$59,750
Less current portion	(59,750)
Long-term portion	$--

During the period ending June 30, 2014, the note was reduced by $40,000 for referrals, per agreement.

NOTE 7. RELATED PARTY TRANSACTIONS

SHAREHOLDER ADVANCES

The Company's shareholders have pledged support to fund continuing operations; however there is no written commitment to this effect.  The Company may be dependent upon the continued support of these parties.  The Company’s officers and directors have supported the cash requirements to meet current obligations, either through loans or payments on behalf of the Company. As of June 30, 2015 and December 31, 2014, the Company owed the Officers $30,512 and $25,675, respectively. These advances are not evidenced by formalized notes, have no repayment terms, with no stated interest rate, and are considered due on demand.

EQUITY TRANSACTIONS

On June 30, 2014 the Company issued 17,746 common shares to its officer and director in exchange for $13,310 of advances.  The shares issued were valued at $0.75 per share, the last traded price with unrelated third parties (fair market value); no gain or loss was recognized from this exchange.

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

NOTE 8. INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.  As of June 30, 2015, the Company has recorded a full valuation allowance.

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

The Board of Directors is expressly vested with the authority to divide any or all of the 100,000,000 authorized preferred shares, $0.0001 par value, into series and to fix and determine the relative rights and preferences of the shares of each series.  The Board of Directors have not made any designation to any series of preferred shares.  As of June 30, 2015 there have been no preferred shares issued.

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

Results of Operations for the three months ended June 30, 2015 and June 30, 2014

Revenues

Revenues were $38,300 and $223,740 for the three months ended June 30, 2015 and June 30, 2014.  Total revenues were the result of the Company’s service agreements.  Under the terms of the service agreements the Company will provide consulting services for strategic business and financial planning. The Company invoices their respective clients monthly ranging from $2,500 to $6,500.  Each service agreement is for a twelve month period.

Operating Expenses

Total operating expenses for the three months ended June 30, 2015 and 2014 was $43,668 and $96.737, respectively.  The decrease in expenses is due to consulting and other compensation, which has been limited in the current period.

Other Income and Expenses

For the three months ended June 30, 2015 and June 30, 2014, other expenses were primarily interest expense.  The Company has made arrangements with New Opportunity Business Solutions to make reductions to its note payable in return for successful referrals of entities that retain the services of New Opportunity Business Solutions.  During the three month period ending June 30, 2015 the Company has made no successful referrals to New Opportunity Business Solutions resulting.

Financial Condition

Total assets were $644,201 at June 30, 2015.  The decrease in total assets was primarily due to accounts receivables and marketable equity securities which amounted to $408,975 or 64% of total assets.  Total liabilities were $543,148 as of June 30, 2015, all of which was currently due or on demand.  Total liabilities include a promissory note, payable upon demand, related to a consulting contract associated with the preparation of the S1 registration statement.  The balance on the promissory note was $59,750 or 12% of all liabilities.  The Company has a working capital deficit, defined by current assets less current liabilities, of $199,0--9489 as of June 30, 2015.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has not generated any significant cash flows since operations commenced and has used $243,520 in operating activities.  Because of the absence of any significant positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are presently able to meet our obligations as they come due.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2015.

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

With respect to the period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2015, the Company did not issue any unregistered shares of its common stock.

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

SOELLINGEN ADVISORY GROUP, INC.

Name	Title	Date
/s/David Haig	Principal Executive Officer, Director	October 22, 2015
/s/ William D. Webb, Jr.	Principal Accounting Officer, Chief Financial Officer,	October 22, 2015